Form 10-Q
period 2011-03-31
VOC Energy Trust
filed 2011-06-17
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                            to

Commission File Number: 001-35160

VOC ENERGY TRUST

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-6183103 (I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

1-800-852-1422

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 16, 2011, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” about VOC Energy Trust (the “Trust”) that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of the Trust and VOC Brazos Energy Partners, L.P., a Texas limited partnership (“VOC Brazos”), are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected.

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and VOC Brazos and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•   risks incident to the drilling and operation of oil and natural gas wells;

•   future production and development costs and plans;

•   the effect of existing and future laws and regulatory actions;

•   the effect of changes in commodity prices, including changes as a result of political conditions or hostilities in oil and natural gas producing regions such as the recent geopolitical turmoil in North Africa and the Middle East;

•   the impact of hedge contracts;

•   conditions in the capital markets;

•   competition from others in the energy industry;

•   uncertainty of estimates of oil and natural gas reserves and production; and

•   inflation.

You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Form 10-Q. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, unless the securities laws require us to do so.

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of VOC Brazos and the Trust, including under “Risk Factors” in Section 1A of Part II hereof.  All written and oral forward-looking statements attributable to VOC Brazos or the Trust or persons acting on behalf of VOC Brazos or the Trust are expressly qualified in their entirety by such factors.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash	$1,000	$1,000

TRUST CORPUS
Trust Corpus	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

VOC ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.          Organization of the Trust

VOC Energy Trust (the “Trust”) is a statutory trust formed on November 3, 2010 (capitalized on December 17, 2010), under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 3, 2010 (as amended and restated on May 10, 2011, the “Trust Agreement”) among VOC Brazos Energy Partners, L.P., a Texas limited partnership (“VOC Brazos”), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).  The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders.

VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Texas. VOC Kansas Energy Partners, L.L.C., a Kansas limited liability company (“VOC Kansas”), is a privately-held limited liability company engaged in the production and development of oil and natural gas from properties primarily located in Kansas along with a limited number of Texas properties. In connection with the closing of the initial public offering of units of beneficial interest in the Trust (“Trust Units”), VOC Brazos acquired all of the membership interests in VOC Kansas in exchange for newly issued limited partner interests in VOC Brazos pursuant to a Contribution and Exchange Agreement, dated August 30, 2010, as amended, by and between VOC Brazos and VOC Kansas.  This resulted in VOC Kansas becoming a wholly-owned subsidiary of VOC Brazos.

Additionally, in connection with the closing of the initial public offering and in exchange for 17,000,000 Trust Units, VOC Brazos and VOC Kansas conveyed a term net profits interest representing the right to receive 80% of the net proceeds (calculated as described below in Note 5) from production from the Underlying Properties (as defined below) (the “Net Profits Interest”). The Net Profits Interest consists of working interests in substantially all of the oil and natural gas properties held by VOC Brazos and VOC Kansas in the States of Kansas and Texas as of the date of the conveyance of the Net Profits Interest to the Trust.  We refer to the properties in which the Trust holds the Net Profits Interest as the “Underlying Properties.”

The Net Profits Interest is passive in nature and the Trustee has no management control over and no responsibility relating to the operation of the Underlying Properties. The Net Profits Interest entitles the Trust to receive 80% of the net proceeds attributable to the net profits interest during the term of the Trust. The Net Profits Interest will terminate on the later to occur of (1) December 31, 2030 or (2) the time from and after January 1, 2011 when 10.6 million barrels of oil equivalent (“MMBoe”) (which is the equivalent of 8.5 MMBoe in respect of the Net Profits Interest) have been produced from the Underlying Properties and sold, and the Trust will soon thereafter wind up its affairs and terminate.

The Trustee can authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or the Delaware Trustee as a lender provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short term investments with the funds distributed to the Trust.

Note 2.          Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2010, has been derived from audited financial statements, and the unaudited Statement of Assets and Trust Corpus as of March 31, 2011 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented.

Note 3.          Significant Accounting Policies

The Trust uses the modified cash basis of accounting to report receipts by the Trust of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus any payments made or net of payments received in connection with the settlement of certain hedge contracts, times 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the Net Profits Interest.

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions as follows:

(a) Income from Net Profits Interest is recorded when distributions are received by the Trust;

(b) Distributions to Trust unitholders are recorded when paid by the Trust;

(c) Trust general and administrative expenses (which includes the Trustee’s fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

(d) Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under generally accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”);

(e) Amortization of the investment in Net Profits Interest calculated on a unit-of-production basis is charged directly to trust corpus and does not affect cash earnings; and

(f) The Trust evaluates its investment in the Net Profits Interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. The Trust will provide a write-down to its investment in the Net Profits Interest if and when that total capitalized costs, less accumulated depreciation, depletion and amortization, exceed undiscounted future net revenues attributable to the Trust’s interests in the proved oil and gas reserves of the Underlying Properties.

While these statements differ from financial statements prepared in accordance with U.S. GAAP, the modified cash basis of reporting revenues and distributions is considered most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts.

This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2011 that would impact the financial statements of the Trust.

Note 4.          Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of operations of the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos has entered into hedge contracts for the years 2011, 2012 and 2013 and the six months ending June 30, 2014 at weighted average prices ranging from $94.90 to $102.15 per barrel of oil that hedge approximately 61% of expected oil production for such years from the proved developed producing reserves attributable to the Underlying Properties as of December 31, 2010. VOC Brazos entered into the hedge contracts to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos believes represent minimal credit risks.  The Trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.  Upon expiration in June 2014, unitholder exposure to fluctuations in crude oil prices will increase significantly.

Hedge proceeds realized by VOC Brazos for the quarter ended March 31, 2011 totaled $143,083.  The fair market value of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

Note 5.          Net Profits Interest

Under the Conveyance (as defined in Note 10), 80% of the aggregate net proceeds attributable to the sale of oil and natural gas production from the Underlying Properties for each calendar quarter will be paid to the Trust on or before the 30th day of the month following the end of each quarter (with the exception of the first quarterly payment, which will be made on or about August 1, 2011). VOC Brazos will not pay to the Trust any interest on the net proceeds held by VOC Brazos prior to payment to the Trust. The Trustee will make distributions to Trust unitholders quarterly.

“Gross proceeds” means the aggregate amount received by VOC Brazos from sales of oil and natural gas produced from the Underlying Properties (other than amounts received for certain future non-consent operations). However, gross proceeds does not include consideration for the transfer or sale of any underlying property by VOC Brazos or any subsequent owner to any new owner. Gross proceeds also does not include any amount for oil or natural gas lost in production or marketing or used by the owner of the Underlying Properties in drilling, production and plant operations. Gross proceeds includes payments for future production if they are not subject to repayment in the event of insufficient subsequent production.

“Net proceeds” means gross proceeds less the following costs:

•                  all payments to mineral or landowners, such as royalties, overriding royalties or other burdens against production, delay rentals, shut-in oil and natural gas payments, minimum royalty or other payments for drilling or deferring drilling;

•                  any taxes paid by the owner of an Underlying Property to the extent not deducted in calculating gross proceeds, including estimated and accrued general property (ad valorem), production, severance, sales, gathering, excise and other taxes;

•                  the aggregate amount paid by VOC Brazos upon settlement of hedge contracts on a quarterly basis, as specified in the hedge contracts;

•                  any extraordinary taxes or windfall profits taxes that may be assessed in the future that are based on profits realized or prices received for production from the Underlying Properties;

•                  costs paid by an owner of a property comprising the Underlying Properties under any joint operating agreement pursuant to the terms of the conveyance;

•                  all other costs and expenses, development costs and liabilities of drilling, recompleting, workovers, operating and producing oil and natural gas, including allocated expenses such as labor, vehicle and travel costs and materials and any plugging and abandonment liabilities (net of any development costs for which a reserve had already been made to the extent such development costs are incurred during the computation period) other than costs and expenses for certain future non-consent operations;

•                  costs or charges associated with gathering, treating and processing oil and natural gas, (provided, however, that any proceeds attributable to treatment or processing will offset such costs or changes, if any);

•                  any overhead charge incurred pursuant to any operating agreement or other arrangement relating to an Underlying Property as permitted under the applicable conveyance, including the overhead fees payable by VOC Brazos to its affiliates Vess Oil Corporation (“Vess Oil”), L.D. Drilling Inc. and Davis Petroleum (Vess Oil, L.D. Drilling Inc. and Davis Petroleum are referred to collectively as the “VOC Operators”);

•                  costs for recording the conveyance and costs estimated to record the termination and for release of the conveyance;

•                  costs paid to counterparties under the hedge contracts or to the persons that provide credit to maintain any hedge contracts, excluding any hedge settlement amounts;

•                  amounts previously included in gross proceeds but subsequently paid as a refund, interest or penalty;

•                  costs and expenses for renewals or extensions of leases; and

•                  at the option of VOC Brazos (or any subsequent owner of the Underlying Properties), amounts reserved for approved development expenditure projects, including well drilling, recompletion and workover costs, which amounts will at no time exceed $1.0 million in the aggregate, and will be subject to the limitations described below (provided that such costs shall not be debited from gross proceeds when actually incurred).

All of the hedge payments received by VOC Brazos from hedge contract counterparties upon settlements of hedge contracts and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells, as detailed in the conveyance, will offset the costs outlined above in calculating the net proceeds. If the hedge payments received by VOC Brazos and certain other non-production revenues exceed the costs during a quarterly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next quarterly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable quarter, are less than the costs arising in such quarter. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe (which is the equivalent of 8.5 MMBoe in respect of the Net Profits Interest) have been produced from the Underlying Properties and sold, then Trust unitholders will not be entitled to receive the benefit of such excess amounts.

During each twelve-month period beginning on the later to occur of (1) December 31, 2027 and (2) the time from and after January 1, 2011 when 9.8 MMBoe have been produced from the Underlying Properties and sold (which is the equivalent of 7.8 MMBoe in respect of the Net Profits Interest) (in either case, the “Capital Expenditure Limitation Date”), the sum of the development expenditures and amounts reserved for approved development expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The “Average Annual Capital Expenditure Amount” means the quotient of (x) the sum of the development expenditures and amounts reserved for approved development expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.

In the event that the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.

Gross proceeds and net proceeds are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

Note 6.          Income Taxes

Tax counsel to the Trust advised the Trust at the time of formation that, under then current tax laws, the Net Profits Interest should be treated as a debt instrument for federal income tax purposes, and the Trust should be required to treat a portion of each payment it receives with respect to the Net Profits Interest as interest income in accordance with the “noncontingent bond method” under the original issue discount rules contained in the Internal Revenue Code of 1986, as amended, and the corresponding regulations. The Trust will be treated as a grantor trust for federal income tax purposes. Trust unitholders will be considered to own and receive the Trust’s assets and income and will be directly taxable thereon as if no trust were in existence.

Note 7.          Distributions to Unitholders

The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

Note 8.          Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee and $2,500 to the Delaware Trustee.

Agreement with VOC Brazos.  The Trustee, not in its individual capacity but solely as trustee of the Trust, entered into an administrative services agreement with VOC Brazos in May 2011.  See Note 10.

Agreement with VOC Partners, LLC.  The Trust entered into a registration rights agreement with VOC Partners, LLC, a Kansas limited liability company (“VOC Partners”), in May 2011.  VOC Partners is an affiliate of VOC Brazos.  In connection with the closing of the initial public offering of Trust Units on May 10, 2011, VOC Brazos agreed to sell the 4,252,250 Trust Units it owns, representing a 25% beneficial interest in the Trust, to VOC Partners.  See Note 10.

Note 9.          Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarter ended March 31, 2011 there were no borrowings or amounts owed for money borrowed in previous quarters. Any advances will be shown as additions to Trust Corpus and any repayments will be shown as reductions to Trust Corpus.  Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.   Subsequent Events

Public Offering of Units of Beneficial Interest.  Through an initial public offering, which closed on May 10, 2011, and subsequent over-allotment offering, which closed on May 12, 2011, VOC Brazos sold 12,747,750 Trust Units to the public, including 1,662,750 Trust Units sold pursuant to the over-allotment option exercised by the underwriters.  The proceeds (net of underwriting discounts of approximately $17.4 million) received by VOC Brazos (before expenses) from the sale of 12,747,750 Trust Units were approximately $250.3 million.  The Trust received no proceeds from the sale of the Trust Units.  Upon completion of these transactions, there were 17,000,000 Trust Units issued and outstanding.

Registration Rights Agreement.  On May 10, 2011, VOC Partners and the Trust entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby VOC Partners, its affiliates and certain permitted transferees holding registrable securities are entitled, 180 days after the effectiveness of the Registration Rights Agreement and upon receipt by the Trustee of written notice from holders of a majority of the registrable securities, to demand that the Trust effect the registration of the registrable securities under the Securities Act. of 1933, as amended (the “Securities Act”).  The holders of the registrable securities are entitled to demand a maximum of three such registrations.

Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment.  On May 10, 2011, VOC Brazos, VOC Kansas, and the Trustee, entered into a Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment (the “Conveyance”) whereby, for good and valuable consideration including the issuance by the Trust to VOC Brazos of 17,000,000 Trust Units, VOC Brazos and VOC Kansas transferred to the Trust the Net Profits Interest.  Under the Conveyance, VOC Brazos and VOC Kansas will also pay the Trust an additional amount representing 80% of the net profits from all of VOC Brazos’ and VOC Kansas’ interests in such oil and natural gas properties for the production period from January 1, 2011 to May 10, 2011, such payment being referred to as the “Pre-Effective Time Payment”.

Administrative Services Agreement.  On May 10, 2011, VOC Brazos and the Trustee, not in its individual capacity but solely as trustee of the Trust, entered into an administrative services agreement (the “Administrative Services Agreement”) whereby, in connection with the conveyance of the Net Profits Interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the Net Profits Interest in exchange for an administrative services fee to be paid to VOC Brazos on a quarterly basis of $18,750.  The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Net Profits Interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee.

Item 2.           Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act in November 2010.  The business and affairs of the Trust are managed by the Trustee.  The Delaware Trustee has only minimal rights and duties that are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos contributed the Net Profits Interest to the Trust in exchange for 17,000,000 newly issued trust units.  The Net Profits Interest entitles the Trust to receive 80% of the net proceeds from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on May 10, 2011.  As of December 31, 2010, the Underlying Properties included interests in 881 gross (545.7 net) producing wells and included 99,910 gross (62,167.4 net) acres.  In addition to the Conveyance of the Net Profits Interest, VOC Brazos also assigned to the Trust the right to receive a payment equal to the amount the Trust would have received had the Net Profits Interest been in effect during the period from January 1, 2011 through the day prior to the closing of the initial public offering.  As a result, VOC Brazos will make its first payment to the Trust pursuant to the Net Profits Interest on or about August 1, 2011, which payment will cover the net proceeds attributable to the Net Profits Interest for the first two quarters of 2011, consisting of the period from January 1 to June 30.  Subsequent distributions will only cover the net proceeds attributable to the Net Profits Interest for one quarter, and, as a result, may be smaller.  The net proceeds attributable to the Net Profits Interest will be impacted by the settlement of hedge contracts that VOC Brazos has entered into for the years 2011, 2012, and 2013 and for the six months ending June 30, 2014.  The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  VOC Brazos or the counterparty is required to make a payment to the other party for the difference between the fixed price and the settlement price.  Such settlements could either adversely or positively impact the proceeds available to distribute, depending on the settlement price during the month or quarter of the distribution.  See “—Hedge Contracts” below.  The Net Profits Interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the Underlying Properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the Underlying Properties pursuant to the Net Profits Interest), and the Trust will wind up its affairs and terminate.

The Trust is required to make quarterly cash distributions of substantially all of its quarterly cash receipts, after deducting the Trust’s administrative expenses, on or about 45 days following the completion of each quarter through (and including) the quarter ending December 31, 2030.  The first distribution, which will cover the first six months of 2011, less general and administrative expenses (including the Trustee’s and the Delaware Trustee’s fees and legal expenses incurred in forming the trust, in connection with the initial public offering of Trust Units and related matters) and cash reserves of the Trust, is expected to be made on or about August 15, 2011 to record unitholders as of August 1, 2011.

The amount of Trust revenues and cash distributions to Trust unitholders will depend on, among other things:

•                  oil sales prices and, to a lesser extent, natural gas sales prices;

•                  volumes of oil and natural gas produced and sold attributable to the Underlying Properties;

•                  the payments made or received by VOC Brazos pursuant to the hedge contracts;

•                  property and production taxes;

•                  development expenses;

•                  lease operating expenses; and

•                  administrative expenses of the Trust.

Results of Operations for the Quarter Ended March 31, 2011

The Trust did not receive or disburse funds during the quarter ended March 31, 2011 as the Conveyance did not take place until May 10, 2011.

Excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties was $7,286,603 for the three months ended March 31, 2011. Included in this amount are payments to settle hedges totaling $143,083.

The average price received for crude oil sold was $83.35 per barrel and the average price received for natural gas sold was $4.75 per thousand cubic feet, or Mcf, for the quarter ended March 31, 2011.

The overall production sales volumes collected during the quarter ended March 31, 2011 were 119,340 barrels of oil and 50,874 Mcf of natural gas for a total equivalent barrels of oil of 127,819.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses.  The Trust will pay, out of the first cash payment received by the Trust, the Trustee’s and Delaware Trustee’s legal expenses incurred in forming the Trust, in connection with the initial public offering and related matters, as well as the Delaware Trustee’s acceptance fee in the amount of $5,000.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust.  The Trustee may authorize the Trust to borrow from the Trustee as lender provided the terms of the loan are fair to the Trust unitholders.  The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make no other short-term investments with the funds distributed to the Trust.  The Trustee has no current plans to authorize the Trust to borrow money.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the quarter ended March 31, 2011, there were no borrowings.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the cost of oilfield services generally.  However, see “—Planned Development and Workover Program” below.  VOC Brazos has agreed to post a letter of credit in the amount of $1 million in favor of the Trustee to protect the Trustee against the risk that the Trust does not have sufficient cash to pay its expenses.

The amounts received by VOC Brazos from the hedge contract counterparty upon settlement of the hedge contracts will reduce the operating expenses related to the Underlying Properties in calculating the net proceeds. However, if the hedge payments received by VOC Brazos under the hedge contracts and other non-production revenue exceed operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses will be deferred, with interest accruing on such amounts at the prevailing prime rate, until the next quarterly period where the hedge payments and the other non-production revenue are less than such expenses. In addition, the aggregate amounts paid by VOC Brazos on settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust.

The Trust will pay the Trustee an administrative fee of $150,000 per year.  The Trust will pay the Delaware Trustee a fee of $2,500 per year.  The Trust will also incur legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the Trust before distributions are made to Trust unitholders, including the $18,750 administrative services fee payable quarterly to VOC Brazos pursuant to the Administrative Services Agreement.  The Trust will also be responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.  Total administrative expenses of the Trust on an annualized basis for 2011 are initially expected to be approximately $900,000, including the administrative services fee payable to VOC Brazos and the Trustee.

In connection with the closing of the initial public offering, the Trust entered into the Administrative Services Agreement that obligated the Trust, throughout the term of the Trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services to be performed by VOC Brazos on behalf of the Trust relating to the Net Profits Interest.  The annual administrative fee of $75,000 is payable in equal quarterly installments and will increase by 4% each year beginning in January 2012.  There were no amounts paid to the Trustee for administrative fees during the three-month period ended March 31, 2011.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Hedge Contracts

The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices.  As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders.  Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce.  VOC Brazos sells the oil and natural gas production form the Underlying Properties under floating market price contracts each month.  VOC Brazos has entered into hedge contracts for 2011, 2012 and 2013 and for the six months ending June 30, 2014, to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in crude oil prices and to achieve more predictable cash flow.  However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price.  The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos believes represent minimal credit risk.  The Trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.  From January 1, 2011 through June 30, 2014, VOC Brazos’ crude oil price risk management positions in swap contracts are as follows:

	Fixed Price Swaps
		Weighted
	Volumes	Average Price
Month	(Barrels)	(Per Barrel)

January 2011	13,689	$94.90
February 2011	13,621	$94.90
March 2011	20,014	$96.77
April 2011	43,407	$99.99
May 2011	42,828	$99.98
June 2011	42,285	$99.98
July 2011	41,766	$99.97
August 2011	41,271	$99.96
September 2011	40,796	$99.95
October 2011	40,337	$99.94
November 2011	39,898	$99.94
December 2011	39,476	$99.93
January 2012	39,038	$100.84
February 2012	38,631	$100.84
March 2012	38,251	$100.85
April 2012	37,882	$100.85
May 2012	37,523	$100.85
June 2012	37,176	$100.85
July 2012	36,839	$100.86
August 2012	36,513	$100.86
September 2012	36,194	$100.86
October 2012	35,883	$100.86
November 2012	35,562	$100.87
December 2012	35,268	$100.87
January 2013	34,975	$99.01
February 2013	34,686	$99.01
March 2013	34,406	$99.01
April 2013	34,166	$99.01

	Fixed Price Swaps
		Weighted
	Volumes	Average Price
Month	(Barrels)	(Per Barrel)

May 2013	33,959	$99.01
June 2013	33,727	$99.01
July 2013	33,526	$99.01
August 2013	33,317	$99.01
September 2013	33,122	$99.01
October 2013	32,929	$99.01
November 2013	32,741	$99.01
December 2013	32,554	$99.01
January 2014	13,220	$102.15
February 2014	13,149	$102.15
March 2014	13,078	$102.15
April 2014	13,008	$102.15
May 2014	12,939	$102.15
June 2014	12,870	$102.15

The amounts received by VOC Brazos from the hedge contract counterparty upon settlement of the hedge contracts will reduce the operating expenses related to the Underlying Properties in calculating the net proceeds.  However, if the hedge payments received by VOC Brazos under the hedge contracts and other non-production revenue exceed operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses will be deferred, with interest accruing on such amounts at the prevailing prime rate, until the next quarterly period where the hedge payments and the other non-production revenue are less than such expenses.  In addition, the aggregate amounts paid by VOC Brazos on settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust.

Planned Development and Workover Program

The primary goals of VOC Brazos’ development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates.  However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos.  No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos’ existing wells or VOC Brazos’ historical drilling success rate.  With respect to the Underlying Properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas.:

•                  Kansas.  VOC Brazos’ historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies.  VOC Brazos intends to continue this program with respect to the Kansas Underlying Properties, and expects to incur total development expenditures for these properties through December 31, 2015 of approximately $3.2 million, of which VOC Brazos contemplated spending approximately $2.5 million to drill and complete 13 vertical wells.  The remaining approximately $0.7 million is expected to be used for recompletions and workovers of 12 wells.

•                  Texas.  VOC Brazos’ historical development and workover program for the Texas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies.  In 2009, after an extensive review of horizontal development drilling in the areas, VOC Brazos commenced drilling horizontal wells in the Kurten Woodbine Units in order to accelerate the development of proved undeveloped reserves.  VOC Brazos has successfully completed each of its first four horizontal wells to the Woodbine C sand in this area with average lateral lengths of approximately 3,000 feet.  VOC Brazos intends to continue developing the Woodbine C sand underlying the Kurten Woodbine Units, utilizing horizontal wells completed with multiple fracture stimulations together with recompletions of existing vertical wellbores into additional pay intervals.  VOC Brazos expects total development expenditures for the Texas Underlying Properties through December 31, 2015 to be approximately $24.0 million.  Of this total, VOC Brazos contemplates spending approximately $22.5 million to drill and complete 11 horizontal wells in the Woodbine C sand.  The remaining approximately $1.5 million is expected to be used for recompletions and workovers of 12 Woodbine vertical wells to additional Woodbine sands and seven existing wells in the Sand Flat Unit.

The Trust is not directly obligated to pay any portion of the capital expenditures made with respect to the Underlying Properties; however, capital expenditures made by VOC Brazos with respect to the Underlying Properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the Trust.  As a result, the Trust will indirectly bear an 80% share of any capital expenditures made with respect to the Underlying Properties.  Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the Trust in respect of its Net Profits Interest.  As the cash received by the Trust in respect of the Net Profits Interest will be reduced by the Trust’s pro rata share of these capital expenditures, VOC Brazos expects that it will incur capital expenditures with respect to the Underlying Properties throughout the term of the Trust on a basis that balances the impact of the capital expenditures on current cash distributions to the Trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures.  In addition, VOC Brazos may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

VOC Brazos, as the designated operator of the Underlying Properties, is entitled to make all determinations related to capital expenditures with respect to the Underlying Properties, and there are no limitations on the amount of capital expenditures that VOC Brazos may incur with respect to the Underlying Properties.  VOC Brazos is required under the Conveyance to use commercially reasonable efforts to cause the operators of the Underlying Properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties (without regard to the existence of the Net Profits Interest).  As the Trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the Underlying Properties towards the end of the term of the Trust, during each twelve-month period beginning on the later to occur of (1) December 31, 2027 and (2) the time when 9.8 MMBoe have been produced from the Underlying Properties and sold (which is the equivalent of 7.8 MMBoe in respect of the Net Profits Interest), capital expenditures that may be taken into account in calculating net proceeds attributable to the Net Profits Interest will be limited to the average annual capital expenditures during the preceding three years, as increased by 2.5% to account for expected increased costs due to inflation

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

The only assets of and sources of income to the Trust are cash and the Net Profits Interest, which generally entitle the Trust to receive 80% of the net proceeds from oil and gas production from the Underlying Properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and regulations promulgated by the SEC.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by VOC Brazos to the Trustee, as trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. A Trust Officer of the Trustee has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by VOC Brazos, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.  See “Risk Factors—Neither the Trust nor the Trust’s unitholders have the ability to influence VOC Brazos or control the operations or development of the Underlying Properties” below.

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2011, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors.

Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Prices of oil and natural gas can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and VOC Brazos. These factors include, among others:

• regional, domestic and foreign supply and perceptions of supply of oil and natural gas;

• the level of demand and perceptions of demand for oil and natural gas;

• political conditions or hostilities in oil and natural gas producing regions, such as the recent geopolitical turmoil in North Africa and the Middle East;

• anticipated future prices of oil and natural gas and other commodities;

• weather conditions and seasonal trends;

• technological advances affecting energy consumption and energy supply;

• U.S. and worldwide economic conditions;

• the price and availability of alternative fuels;

• the proximity, capacity, cost and availability of gathering and transportation facilities;

• the volatility and uncertainty of regional pricing differentials;

• governmental regulations and taxation;

• energy conservation and environmental measures; and

• acts of force majeure.

Crude oil prices declined from record high levels in early July 2008 of over $140 per Bbl to below $45 per Bbl in February 2009 before rebounding to over $110 per Bbl in April 2011. Natural gas prices declined from over $13 per MMBtu in mid-2008 to approximately $2.40 per MMBtu in August 2009 to approximately $4 per MMBtu in April 2011.

Lower prices of oil and natural gas will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low commodity prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, VOC Brazos may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property. In making such decisions, VOC Brazos and any transferee will be required under the applicable conveyance to operate, or to use commercially reasonable efforts to cause the operators of the Underlying Properties to operate, these properties as would a reasonably prudent operator, acting with respect to its own properties (without regard to the existence of the Net Profits Interest). Because substantially all the Underlying Properties are located in mature fields, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a variety of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil or natural gas will reduce the amount of cash available for distribution to the Trust unitholders. The volatility of commodity prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

For the years 2011, 2012 and 2013 and the six months ending June 30, 2014, VOC Brazos has entered into swap contracts, which we refer to as the “hedge contracts,” at weighted average prices ranging from $94.90 to $102.15 per barrel of oil that hedge approximately 61% of expected oil production for such years from the proved developed producing reserves attributable to the Underlying Properties in the summary reserve reports. The effect of these hedging transactions may limit the Trust’s ability to realize cash flow from crude oil price increases on the portion of the production attributable to the Net Profits Interest that is hedged during such period. The Net Profits Interest will bear its share of the hedge payments regardless of whether the corresponding quantities of oil are produced or sold. Furthermore, VOC Brazos has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after June 30, 2014, and the terms of the Conveyance prohibit VOC Brazos from entering into new hedging arrangements. As a result, the amounts of the cash distributions may be subject to a greater fluctuation after June 30, 2014 because of changes in crude oil prices. In the event that any of the counterparties to the hedge contracts default on their obligations to make payments to VOC Brazos under the hedge contracts, the cash distributions to the Trust unitholders would likely be materially reduced.

An increase in the differential between the price realized by VOC Brazos for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust Units.

The prices received for VOC Brazos’s oil and natural gas production usually fall below the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. VOC Brazos cannot accurately predict natural gas or crude oil differentials. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust Units.

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust Units.

The value of the Trust Units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves and future production estimated to be attributable to the Trust’s interest in the Underlying Properties. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the Underlying Properties could vary negatively and in material amounts from estimates. Furthermore, development expenditures and production costs relating to the Underlying Properties could be higher than current estimates. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

• historical production from the area compared with production rates from other producing areas;

• oil and natural gas prices, production levels, Btu content, production expenses, transportation costs, severance and excise taxes and development expenditures; and

• the effect of expected governmental regulation.

Changes in these assumptions and amounts of actual production and development costs could materially decrease reserve estimates.

The processes of drilling and completing wells are high risk activities.

The processes of drilling and completing wells are subject to numerous risks beyond the Trust’s and VOC Brazos’s control, including risks that could delay VOC Brazos’s current drilling schedule and the risk that drilling will not result in commercially viable oil production. VOC Brazos is not obligated to undertake any development activities, so any drilling and completion activities will be subject to the reasonable discretion of VOC Brazos. Further, VOC Brazos’s future business, financial condition, results of operations, liquidity or ability to finance its share of planned development expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

• delays imposed by or resulting from compliance with regulatory requirements, including permitting;

• unusual or unexpected geological formations;

• shortages of or delays in obtaining equipment and qualified personnel;

• equipment malfunctions, failures or accidents;

• unexpected operational events and drilling conditions;

• reductions in oil or natural gas prices;

• market limitations for oil or natural gas;

• pipe or cement failures;

• casing collapses;

• lost or damaged drilling and service tools;

• loss of drilling fluid circulation;

• uncontrollable flows of oil and natural gas;

• fires and natural disasters;

• environmental hazards, such as oil and natural gas leaks, pipeline ruptures and discharges of toxic gases;

• adverse weather conditions; and

• oil or natural gas property title problems.

In the event that drilling of development wells is delayed or cancelled, or development wells have lower than anticipated production, due to one or more of the factors above or for any other reason, estimated future distributions to Trust unitholders may be reduced.

Risks associated with the production, gathering, transportation and sale of oil and natural gas could adversely affect cash distributions by the Trust.

The amount of cash to be received by the Trust from VOC Brazos with respect to the Net Profits Interest, the value of the Trust Units and the amount of cash distributions to the Trust unitholders will depend upon, among other things, oil and natural gas production and prices and the costs incurred by VOC Brazos to develop and produce oil and natural gas reserves attributable to the Underlying Properties. Drilling, production or transportation accidents as well as adverse weather conditions that temporarily or permanently halt the production and sale of oil or natural gas at any of the Underlying Properties will reduce Trust distributions by reducing the amount of net proceeds received by the Trust and available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. To the extent VOC Brazos is not able to recover from insurance any costs incurred by VOC Brazos in connection with any such accidents, the net proceeds available for distribution to the Trust may be reduced or delayed. In addition, curtailments or damage to pipelines used by VOC Brazos to transport oil and natural gas production to markets for sale could reduce the amount of net proceeds received by the Trust and available for distribution. Any such curtailment or damage to the gathering systems used by VOC Brazos could also require VOC Brazos to find alternative means to transport the oil and natural gas production from the Underlying Properties, which could require VOC Brazos to incur additional costs that will have the effect of reducing net proceeds received by the Trust and available for distribution.

VOC Brazos does not have any long term contracts related to the sale of production of oil and natural gas from the Underlying Properties and may be unable to find purchasers.

VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefore or that the price at which the production is sold will be current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2010, VOC Brazos sold approximately 32% of the oil produced from the Underlying Properties to MV Purchasing LLC, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing LLC, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to Trust unitholders.

Neither the Trust nor the Trust’s unitholders have the ability to influence VOC Brazos or control the operations or development of the Underlying Properties.

Trust unitholders have no voting rights with respect to VOC Brazos and therefore have no managerial, contractual or other ability to influence VOC Brazos’s activities or the operations of the Underlying Properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. The VOC Operators operate, or operate on a contract basis, substantially all of the properties comprising the Underlying Properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.

Shortages or increases in costs of equipment, services and qualified personnel could result in a reduction in the amount of cash available for distribution to the Trust unitholders.

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash received by the Trust and available for distribution to the Trust unitholders or restrict the ability of VOC Brazos to drill the development wells and conduct the operations which it currently has planned for the Underlying Properties.

The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties.

VOC Brazos and VOC Kansas acquired the Underlying Properties over the past 30 years. The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the Net Profits Interest and distributions to Trust unitholders. VOC Brazos does not obtain title insurance covering mineral leaseholds, and VOC Brazos’s failure to cure any title defects may cause VOC Brazos to lose its rights to production from the Underlying Properties. In the event of any such material title problem, proceeds available for distribution to Trust unitholders and the value of the Trust Units may be reduced.

VOC Brazos may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.

VOC Brazos may at any time transfer all or part of the Underlying Properties, subject to and burdened by the Net Profits Interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2008, 2009 and 2010, VOC Brazos plugged and abandoned six, 15 and 27 wells, respectively, located on leases on the Underlying Properties. Trust unitholders will not be entitled to vote on any transfer of the Underlying Properties, and the Trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the Net Profits Interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair market value (net of sales costs) of the Net Profits Interest released. Following any sale or transfer of any of the Underlying Properties, if the Net Profits Interest is not released in connection with such sale or transfer, the Net Profits Interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-Q. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos’s obligations relating to the Net Profits Interest on the portion of the Underlying Properties transferred.

In addition, VOC Brazos may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos of the relevant Underlying Properties and are conditioned upon the Trust’s receiving an amount equal to the fair market value to the Trust of such Net Profits Interest. Any net sales proceeds paid to the Trust will be distributable to Trust unitholders for the quarter in which they are received. VOC Brazos has not identified for sale any of the Underlying Properties.

The reserves attributable to the Underlying Properties are depleting assets and production from those properties will diminish over time.

The proceeds payable to the Trust attributable to the Net Profits Interests are derived from the sale of production of oil and natural gas from the Underlying Properties. The reserves attributable to the Underlying Properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the Underlying Properties will decline over time. Furthermore, over approximately 87% of the estimated oil recovery attributable to the Underlying Properties has already been extracted from the producing wells located on the Underlying Properties. Based on the estimated production volumes in the reserve reports as of December 31, 2010, the oil and natural gas production from proved reserves attributable to the Underlying Properties is projected to decline at an average rate of approximately 6.2% per year over the next 20 years, assuming the level of development drilling and development expenditures on the Underlying Properties disclosed elsewhere in this Form 10-Q through 2015 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 6.2% per year.

The Trust Agreement provides that the Trust’s activities are limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the Conveyance. As a result, the Trust will not be permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the Net Profits Interest.

Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to unitholders attributable to depletion may be considered to have the effect of a return of capital as opposed to a return on investment. Eventually, the Underlying Properties burdened by the Net Profits Interest may cease to produce in commercially paying quantities and the Trust may, therefore, cease to receive any distributions of net proceeds therefrom.

The amount of cash available for distribution by the Trust will be reduced by the amount of any costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust.

The Net Profits Interest will bear its share of all costs and expenses related to the Underlying Properties, such as lease operating expenses, production and property taxes, development expenses and hedge expenses, which will reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Historical costs may not be indicative of future costs. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses, which are expected to be $900,000 in 2011.

If production and development costs on the Underlying Properties together with the other costs exceed gross proceeds of production from the Underlying Properties, the Trust will not receive net proceeds from those properties until future gross proceeds from production exceed the total of the excess costs, plus accrued interest. If the Trust does not receive net proceeds pursuant to the Net Profits Interest, or if such net proceeds are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively. Development activities may not generate sufficient additional revenue to repay the costs.

The Trustee may, under certain circumstances, sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment.

The Trustee must sell the Net Profits Interest if the holders of a majority of the Trust units approve the sale or vote to dissolve the Trust. The Trustee must also sell the Net Profits Interest if the annual gross proceeds from the Underlying Properties attributable to the Net Profits Interest are less than $1.0 million for each of any two consecutive years. The sale of the Net Profits Interest will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders.

VOC Partners may sell trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the trust units.

In connection with the closing of the initial public offering of Trust Units by VOC Brazos, VOC Brazos agreed to sell its remaining Trust Units to VOC Partners 45 days following the closing of the such initial public offering on May 10, 2011.  As a result, VOC Partners will hold an aggregate of 4,252,250 Trust Units. VOC Partners may not sell any trust units for a period of 180 days after May 5, 2011, the date of the prospectus for such initial public offering, without the consent of the underwriters. After such period, VOC Partners may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units or on any trading market that may develop. The Trust has granted registration rights to VOC Partners, which, if exercised, would facilitate sales of Trust Units thereby.

The trading price for the Trust Units may not reflect the value of the Net Profits Interest held by the Trust.

The trading price for publicly traded securities similar to the Trust Units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil and natural gas production from the Underlying Properties and the timing and amount of production and development costs. Consequently, the trading price for the Trust Units may not necessarily be indicative of the value that the Trust would realize if it sold the Net Profits Interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the Trust unitholder.

Conflicts of interest could arise between VOC Brazos and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.

As working interest owners in, and operators of substantially all the wells on, the Underlying Properties, VOC Brazos and its affiliates could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

• VOC Brazos’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. VOC Brazos may also make decisions with respect to development expenditures that adversely affect the Underlying Properties. These decisions include reducing development expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

• VOC Brazos may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders. These purchasers may lack VOC Brazos’s experience or its credit worthiness. VOC Brazos also has the right, under certain limited circumstances, to cause the Trust to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates.

• MV Purchasing LLC, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the Underlying Properties, and it is expected to profit from this arrangement. Provisions in the Net Profits Interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2010, VOC Brazos sold approximately 32% of the oil produced from the Underlying Properties to MV Purchasing, LLC.

• VOC Partners, LLC has registration rights and can sell its Trust Units without considering the effects such sale may have on Trust Unit prices or on the Trust itself. Additionally, VOC Partners, LLC can vote its Trust Units in its sole discretion without considering the interests of the other Trust unitholders.

The Trust is managed by a trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

The affairs of the Trust are managed by the Trustee. Your voting rights as a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust Units, including Trust Units held by VOC Partners, LLC, at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust Units. As a result, it will be difficult for public unitholders to remove or replace the Trustee without the cooperation of VOC Partners, LLC so long as it holds a significant percentage of total Trust Units.

Trust unitholders have limited ability to enforce provisions of the Net Profits Interest, and VOC Brazos’s liability to the Trust is limited.

The Trust Agreement permits the Trustee to sue VOC Brazos or any other future owner of the Underlying Properties to enforce the terms of the conveyance creating the Net Profits Interest. If the Trustee does not take appropriate action to enforce provisions of the conveyance, Trust unitholders’ recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue VOC Brazos or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue VOC Brazos or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Net Profits Interest conveyance provides that, except as set forth in the conveyance, VOC Brazos will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct.

Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.

Under the Delaware Statutory Trust Act, Trust unitholders will be entitled to the same limitation of personal liability extended to stockholders of corporations under the General Corporation Law of the state of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

The operations of the Underlying Properties are subject to environmental laws and regulations that may result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The oil and natural gas exploration and production operations of VOC Brazos are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to VOC Brazos’s operations, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; the incurrence of significant development expenditures to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state environmental and oil and gas agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of VOC Brazos’s operations. Furthermore, the inability to comply with environmental laws and regulations in a cost effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair VOC Brazos’s ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce proceeds attributable to the Net Profits Interest.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of VOC Brazos’s operations as a result of its handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to its operations, and historical industry operations and waste disposal practices. Under certain environmental laws and regulations, VOC Brazos could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether VOC Brazos was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which VOC Brazos’s wells are drilled and facilities where VOC Brazos’s petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose VOC Brazos to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly operational control requirements or waste handling, storage, transport, disposal or cleanup requirements could require VOC Brazos to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. VOC Brazos may be unable to recover some or any of these costs from insurance, in which case the amount of cash received by the Trust may be decreased. The Net Profits Interest held by the Trust will bear 80% of all costs and expenses incurred by VOC Brazos in regard to environmental costs and liabilities associated with the Underlying Properties, including costs and liabilities resulting from conditions that existed prior to VOC Brazos’s acquisition of the Underlying Properties unless such costs and expenses result from VOC Brazos’s gross negligence or willful misconduct. In addition, as a result of the increased cost of compliance, VOC Brazos may decide to discontinue drilling.

The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations or expose VOC Brazos to significant liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The production and development operations on the Underlying Properties are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, VOC Brazos must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. VOC Brazos may incur substantial costs in order to maintain compliance with these existing laws and regulations, and the Net Profits Interest will bear its share of these costs. In addition, VOC Brazos’s costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to VOC Brazos’s operations. Such costs could have a material adverse effect on VOC Brazos’s business, financial condition and results of operations and reduce the amount of cash received by the Trust in respect of the Net Profits Interest, VOC Brazos must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent VOC Brazos is a shipper on interstate pipelines, it must comply with the tariffs of such pipelines and with federal policies related to the use of interstate capacity, and such compliance costs will be borne indirectly in part by the Trust.

Laws and regulations governing exploration and production may also affect production levels. VOC Brazos is required to comply with federal and state laws and regulations governing conservation matters, including: provisions related to the unitization or pooling of oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; the plugging and abandonment of wells; and the removal of related production equipment. These and other laws and regulations can limit the amount of oil and natural gas VOC Brazos can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

New laws or regulations, or changes to existing laws or regulations, may unfavorably impact VOC Brazos, could result in increased operating costs or have a material adverse effect on VOC Brazos’s financial condition and results of operations and reduce the amount of cash received by the Trust. For example, Congress is currently considering legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations could increase the operating costs of the Underlying Properties, reduce VOC Brazos’s liquidity, delay VOC Brazos’s operations or otherwise alter the way VOC Brazos conducts its business, any of which could have a material adverse effect on the Net Profits Interest and the Trust’s cash flows.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that VOC Brazos produces while the physical effects of climate change could disrupt VOC Brazos’s production and cause VOC Brazos to incur significant costs in preparing for or responding to those effects.

The oil and gas industry is a direct source of certain greenhouse gases (“GHG”) emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. During 2010, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs, effective January 2, 2011. The stationary source rule “tailors” these permitting programs to apply to certain stationary sources in a multi-step process, with the largest sources first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHGs that will be established by the states or, in some instances, by the EPA on a case-by-case basis. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules. These EPA rulemakings could affect VOC Brazos’s operations and its ability to obtain air permits for new or modified facilities. In addition, on November 30, 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission storage and distribution facilities. Reporting of GHG emissions from such facilities will be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from VOC Brazos’s equipment and operations could require VOC Brazos to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas produced, all of which could reduce proceeds attributable to the Net Profits Interest and, as a result, the Trust’s cash available for distribution.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on VOC Brazos’s assets and operations and, consequently, may reduce the proceeds attributable to the Net Profits Interest and, as a result, the Trust’s cash available for distribution.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect VOC Brazos’s services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study anticipated to be available by late 2012, and final results in 2014. In addition, legislation that was introduced in the 111th session of Congress has been reintroduced in the 112th Congress and would provide for federal regulation of hydraulic fracturing and require both prefracturing and post-fracturing disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, on March 1, 2011, a bill was introduced in the Texas Senate that, if adopted, would require written disclosure to the Railroad Commission of Texas of specific information about the fluids, proppants and additives used in hydraulic fracturing treatment operations, and on March 11, 2011, a bill was introduced in the Texas House of Representatives that would require service companies to submit “master lists” of base fluids, additives and chemical constituents to be used in hydraulic fracturing activities in Texas, subject to certain trade secret protections, to the Railroad Commission. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Disclosure of chemicals used in the fracturing process could also make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, VOC Brazos’s fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Further, some state and local governments in the Marcellus Shale region in Pennsylvania and New York have considered or imposed temporary moratoria on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by EPA or the relative state agencies are completed, and at least a couple of local governments in Texas have imposed temporary moratoria on drilling activities within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which we operate. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas or Kansas such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that VOC Brazos is ultimately able to produce in commercially paying quantities from the Underlying Properties.

The bankruptcy of VOC Brazos or any of the operators could impede the operation of the wells and the development of the proved undeveloped reserves.

VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure over the next five years of approximately $27.1 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the Trust of the oil and natural gas production from the proved reserves attributable to the Underlying Properties will likely exceed the 6.2% per year projected in the reserve reports. The VOC Operators are privately-held limited partnerships or corporations engaged in the operation of oil and natural gas wells in Kansas and Texas that were the operators or contract operators of Underlying Properties having approximately 98% of the total proved reserves on the Underlying Properties, based on PV-10 value. Therefore, the value of the Net Profits Interest and the Trust’s ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operators. None of VOC Brazos or the operators will be a reporting company following the initial public offering or will file periodic reports with the SEC. Therefore, as a Trust unitholder, you will not have access to financial information about VOC Brazos or the operators. Furthermore, none of VOC Brazos or the operators has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants and VOC Brazos intends to distribute all of the net proceeds of the initial public offering to its partners instead of retaining all or a portion for the development of the Underlying Properties.

The ability of VOC Brazos to develop the Underlying Properties and the ability of the operators to operate the wells on the Underlying Properties depends on the future financial condition and economic performance and access to capital of VOC Brazos and the operators, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of VOC Brazos and the operators.

In the event of the bankruptcy of VOC Brazos or a operator, the Trust would have to seek a new party to perform the development and workover program or the operations of the wells operated by such operator. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time. As a result, such a bankruptcy may result in reduced production from the reserves and decreased distributions to Trust unitholders.

The Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Kansas in the event of the bankruptcy of VOC Brazos if a court were to hold that the conveyance and recording of the Net Profits Interest was not a conveyance of a fully vested real property interest or an interest in hydrocarbons in place or to be produced.

VOC Brazos and the Trust believe that the recording in the appropriate real property records in Kansas of the Net Profits Interest should constitute the conveyance of a fully vested real property interest, interests in hydrocarbons in place or to be produced or a production payment as such is defined under the United States Bankruptcy Code, but there is no dispositive Kansas Supreme Court case directly addressing these issues. In a bankruptcy of VOC Brazos, creditors of VOC Brazos would be able to claim the Net Profits Interest as an asset of the bankruptcy estate to satisfy obligations to them if the conveyance of the Net Profits Interest did not constitute the conveyance of a real property interest or interests in hydrocarbons in place or to be produced under applicable state law or a production payment, in which case the Trust would be an unsecured creditor of VOC Brazos at risk of losing the entire value of the Net Profit Interests to senior creditors.

Due to lack of geographic diversification of the Underlying Properties, adverse developments in Kansas or Texas could adversely impact the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distributions to Trust unitholders.

The operations of the Underlying Properties are focused on the production and development of oil and natural gas within the states of Kansas and Texas. As a result, the results of operations and cash flows of the Underlying Properties depend upon continuing operations in these areas. Due to the lack of diversification in geographic location, adverse developments in exploration and production of oil and natural gas in either of these areas of operation could have a significantly greater impact on the results of operations and cash flows of the Underlying Properties than if the operations were more diversified.

The receipt of payments by VOC Brazos based on the hedge contracts depends upon the financial position of the hedge contract counterparties. A default by any of the hedge contract counterparties could reduce the amount of cash available for distribution to the Trust unitholders.

Payments from hedge contract counterparties to VOC Brazos are intended to offset costs and thus have the effect of providing additional cash to the Trust during periods of lower crude oil prices. In the event that any of the counterparties to the hedge contracts default on their obligations to make payments to VOC Brazos under the hedge contracts, the cash distributions to the Trust unitholders could be materially reduced. VOC Brazos does not have any security interest from its hedge counterparties against which it could recover in the event of a default by any such counterparty.

TAX RISKS RELATED TO THE TRUST’S TRUST UNITS

The tax treatment of an investment in Trust Units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

The recently enacted Health Care and Education Affordability Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to a “medicare tax” equal generally to 3.8% of the lesser of such excess or the individual’s net investment income, which appears to include interest income derived from investments such as the trust units as well as any net gain from the disposition of trust units. In addition, absent new legislation extending the current rates, beginning January 1, 2013, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals will increase to 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

The Trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the trust units. If the IRS were to determine (and be sustained in that determination) that the trust is not a “grantor trust” for federal income tax purposes, or that the Net Profits Interest is not properly treated as a production payment (and thus would fail to qualify as a debt instrument) for federal income tax purposes, the Trust unitholders may receive different and potentially less advantageous tax treatment from that described in this prospectus.

If the Trust were not treated as a grantor trust for federal income tax purposes, the Trust should be treated as a partnership for such purposes. Although the Trust would not become subject to federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Trust unitholders, the Trust’s tax reporting requirements would be more complex and costly to implement and maintain, and its distributions to Trust unitholders could be reduced as a result.

If the Net Profits Interest were not treated as a production payment (and thus would fail to qualify as a debt instrument for federal income tax purposes) the amount, timing and character of income, gain, or loss in respect of an investment in the Trust could be affected.

Neither VOC Brazos nor the Trustee has requested a ruling from the IRS regarding these tax questions, and neither VOC Brazos nor the Trust can assure you that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit.

Trust unitholders should be aware of the possible state tax implications of owning trust units.

Item 6.           Exhibits.

The exhibits listed in the accompanying index are filed as part of the Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*	Certificate of Trust of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on December 30, 2010 (Registration No. 333-171474))

3.2*

Amended and Restated Trust Agreement of VOC Energy Trust, dated May 10, 2011, among VOC Brazos Energy Partners, L.P., The Bank of New York Mellon Trust Company, N.A. as Trustee of VOC Energy Trust, and Wilmington Trust Company, as Delaware Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

4.1*

Registration Rights Agreement, dated as of May 10, 2011, by and between VOC Partners, LLC and VOC Energy Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 0001-35160))

10.1*

Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment, dated May 10, 2011, from VOC Brazos Energy Partners, L.P. and VOC Kansas Energy Partners, LLC, to The Bank of New York Mellon Trust Company, N.A. in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

10.2*

Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOC ENERGY TRUST

By:	The Bank of New York Mellon Trust Company, N.A., as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

Date: June 17, 2011

The Registrant, VOC Energy Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the Trust Agreement under which it serves.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Certificate of Trust of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on December 30, 2010 (Registration No. 333-171474))

3.2*

Amended and Restated Trust Agreement of VOC Energy Trust, dated May 10, 2011, among VOC Brazos Energy Partners, L.P., The Bank of New York Mellon Trust Company, N.A. as Trustee of VOC Energy Trust, and Wilmington Trust Company, as Delaware Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

4.1*

Registration Rights Agreement, dated as of May 10, 2011, by and between VOC Partners, LLC and VOC Energy Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 0001-35160))

10.1*

Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment, dated May 10, 2011, from VOC Brazos Energy Partners, L.P. and VOC Kansas Energy Partners, LLC, to The Bank of New York Mellon Trust Company, N.A. in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

10.2*

Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.