Form 10-Q
period 2011-06-30
VOC Energy Trust
filed 2011-08-15
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 12, 2011, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash	$1,000	$1,000
Investment in net profits interest	140,238,333	—

Total assets	$140,239,333	$1,000

TRUST CORPUS
Trust corpus, 17,000,000 units issued and outstanding at June 30, 2011	$140,239,333	$1,000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Three months ended June 30, 2011	Six months ended June 30, 2011
Trust corpus, beginning of period	$1,000	$1,000
Investment in net profits interest - May 10, 2011	140,238,333	140,238,333

Trust corpus, June 30, 2011	$140,239,333	$140,239,333

The accompanying notes are an integral part of these condensed financial statements.

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

VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Texas. VOC Kansas Energy Partners, L.L.C., a Kansas limited liability company (“VOC Kansas”), is a privately-held limited liability company engaged in the production and development of oil and natural gas from properties primarily located in Kansas along with a limited number of Texas properties. In connection with the closing of the initial public offering of units of beneficial interest in the Trust (“Trust Units”) in May 2011, VOC Brazos acquired all of the membership interests in VOC Kansas in exchange for newly issued limited partner interests in VOC Brazos pursuant to a Contribution and Exchange Agreement, dated August 30, 2010, as amended, by and between VOC Brazos and VOC Kansas.  This resulted in VOC Kansas becoming a wholly-owned subsidiary of VOC Brazos.

Additionally, in connection with the closing of the initial public offering and in exchange for 17,000,000 Trust Units, in May 2011, VOC Brazos and VOC Kansas conveyed a term net profits interest representing the right to receive 80% of the net proceeds (calculated as described below in Note 5) from production from the Underlying Properties (as defined below) (the “Net Profits Interest”). The Net Profits Interest consists of working interests in substantially all of the oil and natural gas properties held by VOC Brazos and VOC Kansas in the States of Kansas and Texas as of the date of the conveyance of the Net Profits Interest to the Trust.  We refer to the properties in which the Trust holds the Net Profits Interest as the “Underlying Properties.”

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

Note 2.          Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2010, has been derived from audited financial statements, and the unaudited Statement of Assets and Trust Corpus as of June 30, 2011 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

VOC ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

(e) Amortization of the investment in Net Profits Interest calculated on a unit-of-production basis is charged directly to trust corpus and does not affect cash earnings; and

(f) The Trust evaluates its investment in the Net Profits Interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. The Trust will provide a write-down to its investment in the Net Profits Interest if and when that total capitalized costs, less accumulated depreciation, depletion and amortization, exceed undiscounted future net cash flows attributable to the Trust’s interests in the proved oil and gas reserves of the Underlying Properties.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2011 that would impact the financial statements of the Trust.

Note 4.          Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of operations of the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos has entered into hedge contracts for the years 2011, 2012 and 2013 and the six months ending June 30, 2014 at weighted average prices ranging from $94.90 to $102.15 per barrel of oil that hedge approximately 61% of expected oil production for such years from the proved developed producing reserves attributable to the Underlying Properties as of December 31, 2010. VOC Brazos entered into the hedge contracts to reduce the exposure of the revenues from oil production from the Underlying Properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos

VOC ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4.          Commodity Hedges (continued)

believes represent minimal credit risks.  The Trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.  Upon expiration in June 2014, unitholder exposure to fluctuations in crude oil prices will increase significantly.

Note 5.          Net Profits Interest

Under the Conveyance (as defined in Note 11), 80% of the aggregate net proceeds attributable to the sale of oil and natural gas production from the Underlying Properties for each calendar quarter will be paid to the Trust on or before the 30th day of the month following the end of each quarter (with the exception of the first quarterly payment, which was due on August 1, 2011 but was made on August 9, 2011). VOC Brazos will not pay to the Trust any interest on the net proceeds held by VOC Brazos prior to payment to the Trust. The Trustee will make distributions to Trust unitholders quarterly.

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

VOC ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5.          Net Profits Interest (continued)

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

Note 6.          Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the Conveyance, and was calculated as follows:

VOC ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6.  Investment in Net Profits Interest (continued)

Oil and gas properties	$199,532,608
Accumulated depreciation and depletion	(20,343,218)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,173,761)
Net property to be conveyed	175,297,916
Times 80% net profits interest to Trust	$140,238,333

The above amounts are preliminary and may be revised upon the final compilation of the information from the various leases.

Note 7.          Income Taxes

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

Note 8.          Distributions to Unitholders

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

Note 9.          Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee and $2,500 to the Delaware Trustee.

Agreement with VOC Brazos.  The Trustee, not in its individual capacity but solely as trustee of the Trust, entered into an administrative services agreement with VOC Brazos in May 2011.  See Note 11.

Agreement with VOC Partners, LLC.  The Trust entered into a registration rights agreement with VOC Partners, LLC, a Kansas limited liability company (“VOC Partners”), in May 2011.  VOC Partners is an affiliate of VOC Brazos.  In connection with the closing of the initial public offering of Trust Units on May 10, 2011, VOC Brazos agreed to sell the 4,252,250 Trust Units it owns, representing a 25% beneficial interest in the Trust, to VOC Partners.  Such sale occurred on June 24, 2011.  See Note 11.

Note 10.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarter ended June 30, 2011 there were no borrowings or amounts owed for money borrowed in previous quarters. Any advances will be shown as additions to Trust Corpus and any repayments will be shown as reductions to Trust Corpus.  Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

VOC ENERGY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 11.  Other Events

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

Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment.  On May 10, 2011, VOC Brazos, VOC Kansas, and the Trustee, entered into a Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment (the “Conveyance”) whereby, for good and valuable consideration including the issuance by the Trust to VOC Brazos of 17,000,000 Trust Units, VOC Brazos and VOC Kansas transferred to the Trust the Net Profits Interest.  Under the Conveyance, VOC Brazos and VOC Kansas are also to pay the Trust an additional amount representing 80% of the net profits from all of VOC Brazos’ and VOC Kansas’ interests in such oil and natural gas properties for the production period from January 1, 2011 to May 10, 2011, such payment being referred to as the “Pre-Effective Time Payment”.

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

Note 12.  Subsequent Event

On July 20, 2011, the Trust announced a Trust distribution to unitholders of record on August 1, 2011 of $14,620,000 or $0.86 per unit, which was paid on August 15, 2011.  Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2011 through June 30, 2011, less a $1.0 million cash reserve established by VOC Brazos for future development, maintenance or operating expenditures, and less $511,500 for estimated expenses of the Trust.

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

In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos contributed the Net Profits Interest to the Trust in exchange for 17,000,000 newly issued trust units.  The Net Profits Interest entitles the Trust to receive 80% of the net proceeds from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on May 10, 2011.  As of December 31, 2010, the Underlying Properties included interests in 881 gross (545.7 net) producing wells and included 99,910 gross (62,167.4 net) acres.  In addition to the Conveyance of the Net Profits Interest, VOC Brazos also assigned to the Trust the right to receive a payment equal to the amount the Trust would have received had the Net Profits Interest been in effect during the period from January 1, 2011 through the day prior to the closing of the initial public offering.  As a result, VOC Brazos made its first payment to the Trust pursuant to the Net Profits Interest in August 2011, which payment covered the net proceeds attributable to the Net Profits Interest for the first two quarters of 2011, consisting of the period from January 1 to June 30.  Subsequent distributions will only cover the net proceeds attributable to the Net Profits Interest for one quarter, and, as a result, may be smaller.  The net proceeds attributable to the Net Profits Interest will be impacted by the settlement of hedge contracts that VOC Brazos has entered into for the years 2011, 2012, and 2013 and for the six months ending June 30, 2014.  The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  VOC Brazos or the counterparty is required to make a payment to the other party for the difference between the fixed price and the settlement price.  Such settlements could either adversely or positively impact the proceeds available to distribute, depending on the settlement price during the month or quarter of the distribution.  See “—Hedge Contracts” below.  The Net Profits Interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the Underlying Properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the Underlying Properties pursuant to the Net Profits Interest), and the Trust will wind up its affairs and terminate.

The Trust is required to make quarterly cash distributions of substantially all of its quarterly cash receipts, after deducting the Trust’s administrative expenses, on or about 45 days following the completion of each quarter through (and including) the quarter ending December 31, 2030.  The first distribution, which covered the first six months of 2011, less general and administrative expenses including the Trustee’s and the Delaware Trustee’s fees and legal expenses incurred in forming the trust, in connection with the initial public offering of Trust Units (that were not otherwise paid by VOC Brazos) and related matters and cash reserves of the Trust, was made on August 15, 2011 to record unitholders as of August 1, 2011.

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

•                  property and production taxes;

•                  development expenses;

•                  lease operating expenses; and

•                  administrative expenses of the Trust.

Results of Operations for the Quarter Ended June 30, 2011

The Trust did not receive or disburse funds during the quarter ended June 30, 2011 as the Conveyance did not take place until May 10, 2011 and the first distribution to the Trust did not occur until August 2011.  The discussion below relates to cash received by VOC Brazos during the quarter ended June 30, 2011 and distributed to the Trust in August 2011.  Such distribution to the Trust in August 2011 will be reflected in the Trust’s financial statements for the quarter ending September 30, 2011.

Excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties was $12,877,772 for the three months ended June 30, 2011. Included in this amount are payments to settle hedges totaling $619,054.

The average price received for crude oil sold was $98.07 per barrel and the average price received for natural gas sold was $4.89 per thousand cubic feet, or Mcf, for the quarter ended June 30, 2011.

The overall production sales volumes collected during the quarter ended June 30, 2011 were 186,882 barrels of oil and 148,175 Mcf of natural gas for a total equivalent barrels of oil of 211,578.

Results of Operations for the Six Months Ended June 30, 2011

The Trust did not receive or disburse funds during the six months ended June 30, 2011 as the Conveyance did not take place until May 10, 2011 and the first distribution to the Trust did not occur until August 2011.  The discussion below relates to cash received by VOC Brazos during the six months ended June 30, 2011 and distributed to the Trust in August 2011.  Such distribution to the Trust in August 2011 will be reflected in the Trust’s financial statements for the quarter ending September 30, 2011.

Excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties was $20,164,375 for the six months ended June 30, 2011. Included in this amount are payments to settle hedges totaling $475,971.

The average price received for crude oil sold was $92.33 per barrel and the average price received for natural gas sold was $4.85 per thousand cubic feet, or Mcf, for the six months ended June 30, 2011.

The overall production sales volumes collected during the six months ended June 30, 2011 were 306,222 barrels of oil and 199,049 Mcf of natural gas for a total equivalent barrels of oil of 339,397.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses.  The Trust paid, out of the first cash payment received by the Trust, the Trustee’s and Delaware Trustee’s legal expenses incurred in forming the Trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware Trustee’s acceptance fee in the amount of $5,000.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust.  The Trustee may authorize the Trust to borrow from the Trustee as lender provided the terms of the loan are fair to the Trust unitholders.  The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make no other short-term investments with the funds distributed to the Trust.  The Trustee has no current plans to authorize the Trust to borrow money.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the quarter and six months ended June 30, 2011, there were no borrowings.

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

In connection with the closing of the initial public offering, the Trust entered into the Administrative Services Agreement that obligated the Trust, throughout the term of the Trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services to be performed by VOC Brazos on behalf of the Trust relating to the Net Profits Interest.  The annual administrative fee of $75,000 is payable in equal quarterly installments and will increase by 4% each year beginning in January 2012.  There were no amounts paid to VOC Brazos for administrative fees during the quarter and six months ended June 30, 2011.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

On July 20, 2011, the Trust announced a Trust distribution to unitholders of record on August 1, 2011 of $14,620,000 or $0.86 per unit, which was paid on August 15, 2011.  Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2011 through June 30, 2011, less a $1.0 million cash reserve established by VOC Brazos for future development, maintenance or operating expenditures, and less $511,500 for estimated expenses of the Trust.

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

The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.  From July 1, 2011 through June 30, 2014, VOC Brazos’ crude oil price risk management positions in swap contracts are as follows:

	Fixed Price Swaps
Month	Volumes (Barrels)	Weighted Average Price (Per Barrel)
July 2011	41,766	$99.97
August 2011	41,271	$99.96
September 2011	40,796	$99.95
October 2011	40,337	$99.94
November 2011	39,898	$99.94
December 2011	39,476	$99.93
January 2012	39,038	$100.84
February 2012	38,631	$100.84
March 2012	38,251	$100.85
April 2012	37,882	$100.85
May 2012	37,523	$100.85
June 2012	37,176	$100.85
July 2012	36,839	$100.86
August 2012	36,513	$100.86
September 2012	36,194	$100.86
October 2012	35,883	$100.86
November 2012	35,562	$100.87
December 2012	35,268	$100.87
January 2013	34,975	$99.01
February 2013	34,686	$99.01
March 2013	34,406	$99.01
April 2013	34,166	$99.01
May 2013	33,959	$99.01
June 2013	33,727	$99.01
July 2013	33,526	$99.01
August 2013	33,317	$99.01
September 2013	33,122	$99.01
October 2013	32,929	$99.01
November 2013	32,741	$99.01
December 2013	32,554	$99.01
January 2014	13,220	$102.15
February 2014	13,149	$102.15
March 2014	13,078	$102.15
April 2014	13,008	$102.15
May 2014	12,939	$102.15
June 2014	12,870	$102.15

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

Planned Development and Workover Program

The primary goals of VOC Brazos’ development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates.  However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos.  No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos’ existing wells or VOC Brazos’ historical drilling success rate.  With respect to the Underlying Properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

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

The Trust is not directly obligated to pay any portion of the capital expenditures made with respect to the Underlying Properties; however, capital expenditures made by VOC Brazos with respect to the Underlying Properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the Trust.  As a result, the Trust will indirectly bear an 80% share of any capital expenditures made with respect to the Underlying Properties.  Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the Trust in respect of its Net Profits Interest.  As the cash received by the Trust in respect of the Net Profits Interest will be reduced by the Trust’s pro rata share of these capital expenditures, VOC Brazos expects that it will incur capital expenditures with respect to the Underlying Properties throughout the term of the Trust on a basis that balances the impact of the capital expenditures on current cash distributions to the Trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures.  In addition, VOC Brazos may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.  In July 2011, VOC Brazos established such a reserve for $1 million.

VOC Brazos, as the designated operator of the Underlying Properties, is entitled to make all determinations related to capital expenditures with respect to the Underlying Properties, and there are no limitations on the amount of capital expenditures that VOC Brazos may incur with respect to the Underlying Properties.  VOC Brazos is required under the Conveyance to use commercially reasonable efforts to cause the operators of the Underlying Properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties (without regard to the existence of the Net Profits Interest).  As the Trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the Underlying Properties towards the end of the term of the Trust, during each twelve-month period beginning on the later to occur of (1) December 31, 2027 and (2) the time when 9.8 MMBoe have been produced from the Underlying Properties and sold (which is the equivalent of 7.8 MMBoe in respect of the Net Profits Interest), capital expenditures that may be taken into account in calculating net proceeds attributable to the Net Profits Interest will be limited to the average annual capital expenditures during the preceding three years, as increased by 2.5% to account for expected increased costs due to inflation.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2011, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

• energy conservation and environmental measures; and

• acts of force majeure.

Crude oil prices declined from record high levels in early July 2008 of over $140 per Bbl to below $45 per Bbl in February 2009 and were over $97 per Bbl in July 2011. Natural gas prices declined from over $13 per MMBtu in mid-2008 to approximately $2.40 per MMBtu in August 2009 and were approximately $4 per MMBtu in July 2011.

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

The Net Profits Interest will bear its share of all costs and expenses related to the Underlying Properties, such as lease operating expenses, production and property taxes, development expenses and hedge expenses, which will reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Historical costs may not be indicative of future costs. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses, which are expected to be approximately $900,000 in 2011.

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

In connection with the closing of the initial public offering of Trust Units by VOC Brazos, VOC Brazos agreed to sell its remaining Trust Units to VOC Partners 45 days following the closing of the such initial public offering on May 10, 2011.  Such sale occurred on June 24, 2011.  As a result, VOC Partners holds an aggregate of 4,252,250 Trust Units. VOC Partners may not sell any trust units for a period of 180 days after May 5, 2011, the date of the prospectus for such initial public offering, without the consent of the underwriters. After such period, VOC Partners may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units or on any trading market that may develop. The Trust has granted registration rights to VOC Partners, which, if exercised, would facilitate sales of Trust Units thereby.

The trading price for the Trust Units may not reflect the value of the Net Profits Interest held by the Trust.

The trading price for publicly traded securities similar to the Trust Units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil and natural gas production from the Underlying Properties and the timing and amount of production and development costs. Consequently, the trading price for the Trust Units may not necessarily be indicative of the value that the Trust would realize if it sold the Net Profits Interest to a third-

party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the Trust unitholder.

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

Date: August 15, 2011

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