Form 10-Q
period 2011-09-30
VOC Energy Trust
filed 2011-11-14
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to

Commission File Number: 001-35160

VOC ENERGY TRUST

(Exact name of registrant as specified in its charter)

Delaware	80-6183103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

1-800-852-1422

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 11, 2011, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Total cash proceeds received by the Trust from net profits interest	$15,131,500	$15,131,500
Cash on hand withheld for Trust expenses	(241,526)	(241,526)
General and administrative expenses	(269,974)	(269,974)
Distributable income	$14,620,000	$14,620,000
Distributions per unit (17,000,000 units issued and outstanding at September 30, 2011)	$0.86	$0.86

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash	$242,526	$1,000
Investment in net profits interest	140,611,171	—
Accumulated amortization	(4,502,229)	—

Total assets	$136,351,468	$1,000

TRUST CORPUS
Trust corpus, 17,000,000 units issued and outstanding at September 30, 2011	$136,351,468	$1,000

VOC ENERGY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Trust corpus, beginning of period	$140,612,171	$1,000
Investment in net profits interest - May 10, 2011	—	140,611,171
Cash Proceeds	15,131,500	15,131,500
Cash Distribution	(14,620,000)	(14,620,000)
Trust Expenses	(269,974)	(269,974)
Amortization of net profits interest	(4,502,229)	(4,502,229)

Trust corpus, September 30, 2011	$136,351,468	$136,351,468

The accompanying notes are an integral part of these condensed financial statements.

VOC ENERGY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 2.          Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and

VOC ENERGY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Note 3.          Trust Accounting Policies

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2011 that would impact the financial statements of the Trust.

VOC ENERGY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 5.          Net Profits Interest

Under the Conveyance (as defined in Note 12), 80% of the aggregate net proceeds attributable to the sale of oil and natural gas production from the Underlying Properties for each calendar quarter will be paid to the Trust on or before the 30th day of the month following the end of each quarter (with the exception of the first quarterly payment, which was due on August 1, 2011 but was made on August 9, 2011). VOC Brazos will not pay to the Trust any interest on the net proceeds held by VOC Brazos prior to payment to the Trust. The Trustee will make distributions to Trust unitholders quarterly.

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

VOC ENERGY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

VOC ENERGY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 6.          Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the Conveyance, and was calculated as follows:

Oil and gas properties	$199,532,609
Accumulated depreciation and depletion	(19,903,718)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,147,214)
Net property to be conveyed	175,763,964
Times 80% net profits interest to Trust	$140,611,171

The Trust had initially recognized an investment in the Net Profits Interest of $140,238,333, which has been retrospectively adjusted during the quarter ended September 30, 2011 by $372,838 with a corresponding increase to Trust Corpus. The above amounts are still preliminary and may be revised upon the final compilation of the information from the various leases.

Note 7.          Income from Net Profits Interest and Hedge Activities

	Three months ended September 30, 2011	Nine months ended September 30, 2011

Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$20,164,375	$20,164,375
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest and hedge activities	16,131,500	16,131,500
Cash reserve(2)	(1,000,000)	(1,000,000)
Total cash proceeds received by the Trust(3)	$15,131,500	$15,131,500

(1)	Per terms of the Net Profits Interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)

Per terms of the Net Profits Interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time and did so during the three months ended September 30, 2011.

(3)

The cash proceeds received by the Trust are based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; however, because of the terms of the Net Profits Interest and because the first payment thereon to the Trust occurred in August, 2011, the cash received by the Trust during the

VOC ENERGY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

quarter ended September 30, 2011 substantially represents production by VOC Brazos from January 2011 through May 2011.

Note 8.          Income Taxes

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

Note 9.          Distributions to Unitholders

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

On July 20, 2011, the Trust announced a Trust distribution to unitholders of record on August 1, 2011 of $14,620,000 or $0.86 per unit, which was paid on August 15, 2011.  Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2011 through June 30, 2011, less a $1.0 million cash reserve established by VOC Brazos for future development, maintenance or operating expenditures, and less $511,500 for future expenses of the Trust.

Note 10.   Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee and $2,500 to the Delaware Trustee.

Agreement with VOC Brazos.  The Trustee, not in its individual capacity but solely as trustee of the Trust, entered into an administrative services agreement with VOC Brazos in May 2011.  See Note 12.

Agreement with VOC Partners, LLC.  The Trust entered into a registration rights agreement with VOC Partners, LLC, a Kansas limited liability company (“VOC Partners”), in May 2011.  VOC Partners is an affiliate of VOC Brazos.  In connection with the closing of the initial public offering of Trust Units on May 10, 2011, VOC Brazos agreed to sell the 4,252,250 Trust Units it owns, representing a 25% beneficial interest in the Trust, to VOC Partners.  Such sale occurred on June 24, 2011.  See Note 12.

For the quarter and nine months ended September 30, 2011, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased approximately 39% and 40%, respectively, of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 11.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarter ended September 30, 2011 there were no borrowings or amounts owed for money borrowed in previous

VOC ENERGY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

quarters. Any advances will be shown as additions to Trust Corpus and any repayments will be shown as reductions to Trust Corpus.  Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 12.  Other Events

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

Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment.  On May 10, 2011, VOC Brazos, VOC Kansas, and the Trustee, entered into a Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment (the “Conveyance”) whereby, for good and valuable consideration including the issuance by the Trust to VOC Brazos of 17,000,000 Trust Units, VOC Brazos and VOC Kansas transferred to the Trust the Net Profits Interest.  Under the Conveyance, VOC Brazos and VOC Kansas paid the Trust an additional amount representing 80% of the net profits from all of VOC Brazos’ and VOC Kansas’ interests in such oil and natural gas properties for the production period from January 1, 2011 to May 10, 2011, such payment being referred to as the “Pre-Effective Time Payment”.

Administrative Services Agreement.  On May 10, 2011, VOC Brazos and the Trustee, not in its individual capacity but solely as trustee of the Trust, entered into an administrative services agreement (the “Administrative Services Agreement”) whereby, in connection with the conveyance of the Net Profits Interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the Net Profits Interest in exchange for an administrative services fee that will be paid to VOC Brazos on a quarterly basis of $18,750.  The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Net Profits Interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee.

Note 13.  Subsequent Event

On October 18, 2011, the Trust announced a Trust distribution to unitholders of record on October 31, 2011 of $9,520,000 or $0.56 per unit, which is to be paid on November 15, 2011.  Such distribution is comprised of the net proceeds of production collected by VOC Brazos from July 1, 2011 through September 30, 2011, less $201,138 for future expenses of the Trust.

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

•                  property and production taxes;

•                  development expenses;

•                  lease operating expenses; and

•                  administrative expenses of the Trust.

Results of Operations for the Quarter Ended September 30, 2011

On July 20, 2011, the Trust announced its first Trust distribution to unitholders of record on August 1, 2011 of $14,620,000 or $0.86 per unit, which was paid on August 15, 2011.  The Trust did not receive or disburse funds during the quarters ended March 31, 2011 or June 30, 2011 as the Conveyance did not take place until May 10, 2011. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2011 through June 30, 2011 (the revenues from oil production are typically received by VOC Brazos one month after production), less a $1.0 million cash reserve established by VOC Brazos for future development, maintenance or operating expenditures, and less $511,500 for incurred and future expenses of the Trust.

The Trust received its first distribution of income from its net profits interest of $16,131,500 in the quarter ended September 30, 2011, which includes the excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties from the three months ended June 30, 2011 of $12,877,772 (the Trust’s 80% net profits interest of this total is $10,302,218). Included in this amount are net payments to settle hedges of $619,054 for the three months ended June 30, 2011. Also included in the receipt of its first distribution was $7,286,603 (the Trust’s 80% net profits interest of this total is $5,829,282), representing the excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties for the three months ended March 31, 2011. Included in this amount are payments received to settle hedges totaling $143,083.  VOC Brazos also withheld a $1.0 million cash reserve for future development, maintenance or operating expenditures from this distribution.  As a result, the total cash proceeds received by the Trust were $15,131,500.

The average price received for crude oil sold was $98.07 per barrel and the average price received for natural gas sold was $4.89 per thousand cubic feet, or Mcf, for the period from April 1, 2011 through June 30, 2011.

The overall production sales volumes collected during the period from April 1, 2011 through June 30, 2011 were 186,882 barrels of oil and 148,175 Mcf of natural gas for a total equivalent barrels of oil of 211,578.

The Trustee paid general and administrative expenses of $269,974 for the quarter ended September 30, 2011.  The distributable income for the quarter ended September 30, 2011 was $14,620,000.

The discussion below relates to cash received by VOC Brazos during the quarter ended September 30, 2011 and distributed to the Trust in October 2011.  Such distribution to the Trust in October 2011 will be reflected in the Trust’s financial statements for the year ending December 31, 2011.

Excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties was $12,151,422 for the three months ended September 30, 2011. Included in this amount are payments received to settle hedges totaling $827,600.

The average price received for crude oil sold was $87.18 per barrel and the average price received for natural gas sold was $5.11 per thousand cubic feet, or Mcf, for the quarter ended September 30, 2011.

The overall production sales volumes collected during the quarter ended September 30, 2011 were 190,731 barrels of oil and 141,115 Mcf of natural gas for a total equivalent barrels of oil of 214,250.

Results of Operations for the Nine Months Ended September 30, 2011

The Trust received its first distribution of income from its net profits interest of $16,131,500 in the quarter ended September 30, 2011, which includes the excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties of $20,164,375 (the Trust’s 80% net profits interest of this total is $16,131,500) for the six months ended June 30, 2011. Included in this amount are net payments to settle hedges totaling $475,971.  VOC Brazos also withheld a $1.0 million cash reserve for future development, maintenance or operating expenditures from this distribution. As a result, the total cash proceeds received by the Trust were $15,131,500.

The average price received for crude oil sold was $92.33 per barrel and the average price received for natural gas sold was $4.85 per thousand cubic feet, or Mcf, for the period from January 1, 2011 through June 30, 2011.

The overall production sales volumes collected for the period from January 1, 2011 through June 30, 2011 were 306,222 barrels of oil and 199,049 Mcf of natural gas for a total equivalent barrels of oil of 339,397.

The Trustee paid general and administrative expenses of $269,974 for the nine months ended September 30, 2011.  The distributable income for the nine months ended September 30, 2011 was $14,620,000.

The discussion below relates to cash received by VOC Brazos during the nine months ended September 30, 2011 and distributed to the Trust in August and October 2011.  Such distribution to the Trust in October 2011 will be reflected in the Trust’s financial statements for the year ending December 31, 2011.

On October 18, 2011, the Trust announced a Trust distribution to unitholders of record on October 31, 2011 of $9,520,000 or $0.56 per unit, which is to be paid on November 15, 2011.  Such distribution is comprised of the net proceeds of production collected by VOC Brazos from July 1, 2011 through September 30, 2011, less $201,138 for future expenses of the Trust.

Excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties was $32,315,797 for the nine months ended September 30, 2011. Included in this amount are net payments received to settle hedges totaling $351,629.

The average price received for crude oil sold was $90.35 per barrel and the average price received for natural gas sold was $4.96 per thousand cubic feet, or Mcf, for the nine months ended September 30, 2011.

The overall production sales volumes collected during the nine months ended September 30, 2011 were 496,953 barrels of oil and 340,164 Mcf of natural gas for a total equivalent barrels of oil of 553,647.

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

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust.  The Trustee may authorize the Trust to borrow from the Trustee as lender provided the terms of the loan are fair to the Trust unitholders.  The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make no other short-term investments with the funds distributed to the Trust.  The Trustee has no current plans to authorize the Trust to borrow money.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the quarter and nine months ended September 30, 2011, there were no borrowings.

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

The Trust will pay the Trustee an administrative fee of $150,000 per year.  The Trust will pay the Delaware Trustee a fee of $2,500 per year.  The Trust will also incur, either directly or as a reimbursement to the Trustee, legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the Trust before distributions are made to Trust unitholders, including the $18,750 administrative services fee payable quarterly to VOC Brazos pursuant to the Administrative Services Agreement.  The Trust will also be responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.  Total administrative expenses of the Trust on an annualized basis for 2011 are initially expected to be approximately $900,000, including the administrative services fee payable to VOC Brazos and the Trustee.

In connection with the closing of the initial public offering, the Trust entered into the Administrative Services Agreement that obligated the Trust, throughout the term of the Trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services to be performed by VOC Brazos on behalf of the Trust relating to the Net Profits Interest.  The annual administrative fee of $75,000 is payable in equal quarterly installments and will increase by 4% each year beginning in January 2012.  There were no amounts paid to VOC Brazos for administrative fees during the quarter and nine months ended September 30, 2011.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

On July 20, 2011, the Trust announced a Trust distribution to unitholders of record on August 1, 2011 of $14,620,000 or $0.86 per unit, which was paid on August 15, 2011.  Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2011 through June 30, 2011, less a $1.0 million cash reserve established by VOC Brazos for future development, maintenance or operating expenditures, and less $511,500 for future expenses of the Trust.

On October 18, 2011, the Trust announced a Trust distribution to unitholders of record on October 31, 2011 of $9,520,000 or $0.56 per unit, which is to be paid on November 15, 2011.  Such distribution is comprised of the net proceeds of production collected by VOC Brazos from July 1, 2011 through September 30, 2011, less $201,138 for future expenses of the Trust.

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

The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.  From October 1, 2011 through June 30, 2014, VOC Brazos’ crude oil price risk management positions in swap contracts are as follows:

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

Planned Development and Workover Program

The primary goals of VOC Brazos’ development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates.  However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos.  No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos’ existing wells or VOC Brazos’ historical drilling success rate.  With respect to the Underlying Properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

•                  Kansas.  VOC Brazos’ historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies.  VOC Brazos intends to continue this program with respect to the Kansas Underlying Properties, and expects to incur total development expenditures for these properties through December 31, 2015 of approximately $3.2 million, of which VOC Brazos contemplates spending approximately $2.5 million to drill and complete 13 vertical wells.  The remaining approximately $0.7 million is expected to be used for recompletions and workovers of 12 wells.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2011, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

•                  energy conservation and environmental measures; and

•                  acts of force majeure.

Crude oil prices declined from record high levels in early July 2008 of over $140 per Bbl to below $45 per Bbl in February 2009 and were over $85 per Bbl in October 2011. Natural gas prices declined from over $13 per MMBtu in mid-2008 to approximately $2.40 per MMBtu in August 2009 and were approximately $4 per MMBtu in October 2011.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study anticipated to be available by late 2012, and final results in 2014. In addition, legislation that was introduced in the 111th session of Congress has been reintroduced in the 112th Congress and would provide for federal regulation of hydraulic fracturing and require both prefracturing and post-fracturing disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, pursuant to legislation adopted by the State of Texas in June 2011, the Railroad Commission of Texas published a proposed rule on September 9, 2011 requiring public disclosure of certain information regarding the components used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Disclosure of chemicals used in the fracturing process could also make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, VOC Brazos’s fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In addition to state and federal laws, local land use restrictions may impact development.  For example, some state and local governments in the Marcellus Shale region in Pennsylvania and New York have considered or imposed temporary moratoria on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by EPA or the relative state agencies are completed, and at least a couple of local governments in Texas have imposed temporary moratoria on drilling activities within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which we operate. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas or Kansas such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that VOC Brazos is ultimately able to produce in commercially paying quantities from the Underlying Properties.

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

The Trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the trust units. If the IRS were to determine (and be sustained in that determination) that the trust is not a “grantor trust” for federal income tax purposes, or that the Net Profits Interest is not properly treated as a production payment (and thus would fail to qualify as a debt instrument) for federal income tax purposes, the Trust unitholders may receive different and potentially less advantageous tax treatment than expected.

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

*                      Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOC ENERGY TRUST

By:	The Bank of New York Mellon Trust Company, N.A., as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

Date: November 14, 2011

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

*                      Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.