Form 10-K
period 2011-12-31
VOC Energy Trust
filed 2012-03-30
CIK 1505413

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35160

VOC ENERGY TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-6183103 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

Registrant's telephone number, including area code: (855) 802-1094

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Units of Beneficial Interest	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $22.49 on June 30, 2011, was approximately $286,697,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 29, 2012, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K, which we refer to as the "Form 10-K," contains forward looking statements about VOC Brazos Energy Partners, L.P., a Texas limited partnership, which we refer to as "VOC Brazos," and VOC Energy Trust, which we refer to herein as the "trust," that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act". All statements other than statements of historical fact included in this document, including, without limitation, statements under "Business" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of VOC Brazos and the trust and, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.

        When used in this document, the words "believes," "expects," "anticipates," "intends" or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and VOC Brazos and the trust in particular, and could cause actual results to differ materially from those expressed in such forward looking statements:

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

  •
  inflation.

        This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of VOC Brazos and the trust, including under the heading "Risk Factors." All written and oral forward-looking statements attributable to VOC Brazos or the trust or persons acting on behalf of VOC Brazos or the trust are expressly qualified in their entirety by such factors.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

        In this Form 10-K the following terms have the meanings specified below.

        Bbl—One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

        Boe—One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals 1.54 Bbls of natural gas liquids.

        Btu or British Thermal Unit—The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

        Completion—The installation of permanent equipment for the production of oil or natural gas, or, in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned.

        Developed Acreage—The number of acres that are allocated or assignable to productive wells or wells capable of production.

        Development Well—A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

        Estimated Future Net Revenues—Also referred to as "estimated future net cash flows." The result of applying current prices of oil and natural gas to estimated future production from oil and natural gas proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.

        Field—An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.

        Gross Acres or Gross Wells—The total acres or wells, as the case may be, in which a working interest is owned.

        MBbl—One thousand barrels of crude oil or other liquid hydrocarbons.

        MBoe—One thousand barrels of oil equivalent.

        Mcf—One thousand standard cubic feet of natural gas.

        MMBbls—One million barrels of crude oil or other liquid hydrocarbons.

        MMBoe—One million barrels of oil equivalent.

        MMcf—One million standard cubic feet of natural gas.

        Net Acres or Net Wells—The sum of the fractional working interests owned in gross acres or wells, respectively.

        Net Profits Interest—A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

        Net Revenue Interest—An interest in all oil and natural gas produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, net profits interests, carried interests, reversionary interests and any other burdens to which the person's interest is subject.

        Plugging and Abandonment—Activities to remove production equipment and seal off a well at the end of a well's economic life.

        Proved Developed Non-Producing Reserves—Proved developed reserves expected to be recovered from zones behind casing in existing wells.

        Proved Developed Oil and Gas Reserves—Proved Oil and Gas Reserves that can be expected to be recovered:

  (A)
  through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

  (B)
  through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

        Proved Developed Producing Reserves—Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.

        Proved Oil and Gas Reserves—Those quantities of oil and gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

  (A)
  The area of a reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

  (B)
  In the absence of data on fluid contacts, proved quantities in the reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

  (C)
  Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

  (D)
  Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.

  (E)
  Existing economic conditions include prices and costs at which economic producibility from a reservoir is determined. The price is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

        Proved Undeveloped Oil and Gas Reserves—Proved Oil and Gas Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

  (A)
  Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

  (B)
  Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

  (C)
  Under no circumstances are estimates for undeveloped reserves to be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

        PV-10—The present value of estimated future net revenues using a discount rate of 10% per annum.

        Recompletion—The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

        Reservoir—A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

        Standardized Measure of Discounted Future Net Cash Flows—Also referred to herein as "standardized measure." It is the present value of estimated future net revenues computed by discounting estimated future net revenues at a rate of 10% annually.

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows.    These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2009, 2010 and 2011 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

          b.     Future development and production costs.    These costs shall be computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. If estimated development expenditures are significant, they shall be presented separately from estimated production costs.

          c.     Future income tax expenses.    These expenses shall be computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the enterprise's proved oil and gas reserves, less the tax basis of the properties involved. The future income tax expenses shall give effect to tax deductions, tax credits and allowances relating to the enterprise's proved oil and gas reserves.

          d.     Future net cash flows.    These amounts are the result of subtracting future development and production costs and future income tax expenses from future cash inflows.

          e.     Discount.    This amount shall be derived from using a discount rate of 10 percent a year to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

          f.      Standardized measure of discounted future net cash flows.    This amount is the future net cash flows less the computed discount.

        Working Interest—Also called an operating interest. The right granted to the lessee of a property to explore for and to produce and own oil, gas or other minerals. The working interest owner bears the exploration, development and operating costs on either a cash, penalty or carried basis.

        Workover—Operations on a producing well to restore or increase production.

PART I

Item 1.    Business.

General

        VOC Energy Trust, which we refer to as the "trust," was formed in November 2010, by VOC Brazos Energy Partners, L.P., which we refer to as "VOC Brazos." Much of the information disclosed herein has been provided to the trust by VOC Brazos, including information associated with the underlying properties such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.

        The trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee. The trust maintains its offices at the office of the trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the trustee is 1-855-802-1094. In addition, Wilmington Trust Company acts as the Delaware trustee of the trust. The Delaware trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at www.businesswire.com/cnn/voc.htm.

        As of December 31, 2010, the trust had no assets other than $1,000 cash and had conducted no operations other than in connection with the initial public offering of the units of beneficial interest in the trust, which are referred to herein as the "trust units." On May 10, 2011, VOC Brazos and the trust completed the initial public offering of trust units. In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the "net profits interests." VOC Brazos' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the "underlying properties." As of

December 31, 2011, the underlying properties included interests in 880 gross (546.5 net) producing wells and included 99,430 gross (61,905 net) acres.

        In addition to the conveyance of the net profits interest, VOC Brazos also assigned to the trust the right to receive a payment equal to the amount the trust would have received had the net profits interest been in effect during the period from January 1, 2011 through the day prior to the closing of the initial public offering. As a result, VOC Brazos made its first payment to the trust pursuant to the net profits interest in August 2011, which payment covered the net proceeds attributable to the net profits interest for the first two quarters of 2011, consisting of the period from January 1 to June 30. The net proceeds attributable to the net profits interest will be impacted by the settlement of hedge contracts that VOC Brazos has entered into for the years 2011, 2012, and 2013 and for the six months ending June 30, 2014. The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. VOC Brazos or the counterparty is required to make a payment to the other party for the difference between the fixed price and the settlement price. Such settlements could either adversely or positively impact the proceeds available to distribute to the trust, depending on the settlement price during the month or quarter of the distribution. See "—Hedge Contracts" below. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate.

        The trust will make quarterly cash distributions of substantially all of its quarterly cash receipts, after deducting the trust's administrative expenses, on or about 45 days following the completion of each quarter through (and including) the quarter ending December 31, 2030. The trust's first distribution, which covered the first six months of 2011, less general and administrative expenses including the Trustee's and the Delaware Trustee's fees and legal expenses incurred in forming the trust, in connection with the initial public offering of trust units (that were not otherwise paid by VOC Brazos) and related matters and cash reserves of the trust, was made on August 15, 2011 to record unitholders as of August 1, 2011. Because payments to the trust will be generated by depleting assets and the trust has a finite life with the production from the underlying properties diminishing over time, a portion of each distribution will represent, in effect, a return of the original investment in the trust units.

        The amount of trust revenues and cash distributions to trust unitholders will depend on, among other things:

  •
  oil sales prices and, to a lesser extent, natural gas sales prices;

  •
  volumes of oil and natural gas produced and sold attributable to the underlying properties;

  •
  the payments made or received by VOC Brazos pursuant to the hedge contracts;

  •
  property and production taxes;

  •
  development expenses;

  •
  lease operating expenses; and

  •
  administrative expenses of the trust.

        The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the trust are managed by the trustee, and VOC Brazos and its affiliates have no ability to manage or influence the operations of the trust. Vess Oil Corporation, which we refer to as "Vess Oil," L.D. Drilling, Inc. and Davis Petroleum, Inc., which are collectively referred to herein as the "VOC Operators," are currently the operator or contract operator of substantially all of the underlying properties. VOC Brazos does not as a matter of course make public projections as to future sales, earnings or other results relating to the underlying properties.

Description of the Trust Units

        Each trust unit is a unit of the beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 28, 2012.

Distributions and Income Computations

        Each quarter, the trustee will determine the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust's expenses for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future expenses. It is expected that quarterly cash distributions during the term of the trust, other than the first cash distribution, will be made by the trustee on or about the 45th day following the end of each quarter to the trust unitholders of record on the 30th day following the end of each quarter (or the next succeeding business day).

        Unless otherwise advised by counsel or the Internal Revenue Service, which we refer to herein as the "IRS," the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See "—Federal Income Tax Matters."

Periodic Reports

        The trustee files all required trust federal and state income tax and information returns. The trustee prepares and provides the tax information that trust unitholders need to correctly report their share of the income and deductions of the trust. The trustee also causes to be prepared and filed reports required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the trust units are listed or admitted to trading, and also causes the trust to comply with the provisions of The Sarbanes-Oxley Act of 2002, including but not limited to, by establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof.

        Each trust unitholder and his representatives may examine, for any proper purpose, during reasonable business hours, the records of the trust and the trustee.

Liability of Trust Unitholders

        Under the Delaware Statutory Trust Act, trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

Voting Rights of Trust Unitholders

        The trustee or trust unitholders owning at least 10% of the outstanding trust units may call meetings of trust unitholders. The trust is responsible for all costs associated with calling a meeting of trust unitholders unless such meeting is called by the trust unitholders, in which case the trust unitholders are responsible for all costs associated with calling such meeting of trust unitholders. Meetings must be held in such location as is designated by the trustee in the notice of such meeting. The trustee must send written notice of the time and place of the meeting and the matters to be acted upon to all of the trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of trust units outstanding must be present or represented to have a quorum. Each trust unitholder is entitled to one vote for each trust unit owned.

        Unless otherwise required by the trust agreement, a matter may be approved or disapproved by the vote of a majority of the trust units held by the trust unitholders at a meeting where there is a quorum. This is true even if a majority of the total trust units did not approve it. The affirmative vote of the holders of a majority of the outstanding trust units is required to:

  •
  dissolve the trust;

  •
  remove the trustee or the Delaware trustee;

  •
  amend the trust agreement (except with respect to certain matters that do not adversely affect the rights of trust unitholders in any material respect);

  •
  merge or consolidate the trust with or into another entity; or

  •
  approve the sale of all or any material part of the assets of the trust.

        In addition, certain amendments to the trust agreement may be made by the trustee without approval of the trust unitholders. The trustee must consent before all or any part of the trust assets can be sold except in connection with the dissolution of the trust or limited sales directed by VOC Brazos in conjunction with its sale of underlying properties.

Duration of the Trust; Sale of the Net Profits Interest

        The trust will remain in existence until the later to occur of (1) December 31, 2030 or (2) the time when 10.6 MMBoe (which is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) have been produced and sold. The trust will dissolve prior to its termination if:

  •
  the trust sells the net profits interest;

  •
  annual gross proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years;

  •
  the holders of a majority of the outstanding trust units vote in favor of dissolution; or

  •
  there is a judicial dissolution of the trust.

        The trustee would then sell all of the trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the trust unitholders.

 Computation of Net Proceeds

        The provisions of the conveyance governing the computation of the net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of the net proceeds. For more detailed provisions concerning the net profits interest, please see the conveyance, which is referenced as an exhibit to this Form 10-K.

Net Profits Interest

        The net profits interest was conveyed to the trust by VOC Brazos on May 10, 2011 by means of a conveyance instrument that has been recorded in the appropriate real property records in each of Kansas and Texas where the oil and natural gas properties to which the underlying properties relate are located. The net profits interest burdens the net interest owned by VOC Brazos in the underlying properties in existence as of May 10, 2011.

        The amounts paid to the trust for the net profits interest are based on the definitions of "gross proceeds" and "net proceeds" contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 80% of the aggregate net proceeds attributable to a computation period will be paid to the trust on or before the 30th day of the month following the computation period. VOC Brazos will not pay to the trust any interest on the net proceeds held by VOC Brazos prior to payment to the trust. The trustee will make distributions to trust unitholders quarterly, if sufficient funds are available. See "—Description of the Trust Units—Distributions and Income Computations."

        "Gross proceeds" means the aggregate amount received by VOC Brazos from sales of oil and natural gas produced from the underlying properties (other than amounts received for certain future non-consent operations). However, gross proceeds does not include consideration for the transfer or sale of any underlying property by VOC Brazos or any subsequent owner to any new owner. Gross proceeds also does not include any amount for oil or natural gas lost in production or marketing or used by the owner of the underlying properties in drilling, production and plant operations. Gross proceeds includes payments for future production if they are not subject to repayment in the event of insufficient subsequent production.

        "Net proceeds" means gross proceeds less the following:

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

  •
  all other costs and expenses, development costs and liabilities of drilling, recompleting, workovers, operating and producing oil and natural gas, including allocated expenses such as labor, vehicle and travel costs and materials and any plugging and abandonment liabilities (net of any capital costs for which a reserve had already been made to the extent such development costs are incurred during the computation period) other than costs and expenses for certain future non-consent operations;

  •
  costs or charges associated with gathering, treating and processing oil and natural gas (provided, however, that any proceeds attributable to treatment or processing will offset such costs or changes, if any);

  •
  any overhead charge incurred pursuant to any operating agreement relating to an underlying property;

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

        All of the hedge payments received by VOC Brazos from hedge contract counterparties upon settlements of hedge contracts and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells, as detailed in the conveyance, will offset the costs outlined above in calculating the net proceeds. If the hedge payments received by VOC Brazos and certain other non-production revenues exceed the costs during a quarterly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next quarterly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable quarter, are less than the costs arising in such quarter. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe (which is the equivalent of 8.5 MMBoe in respect of the net profits interest) have been produced from the underlying properties and sold, then trust unitholders will not be entitled to receive the benefit of such excess amounts.

        During each twelve-month period beginning on the later to occur of (1) December 31, 2027 and (2) the time when 9.8 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 7.8 MMBoe in respect of the net profits interest), which we refer to, in either case, as the "Capital Expenditure Limitation Date," the sum of the development expenditures and amounts reserved for approved development expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The "Average Annual Capital Expenditure Amount" means the quotient of (x) the sum of the development expenditures and amounts reserved for approved development expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.

        As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.4 million to the VOC Operators in 2011 for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index ("OAI") published by the Council of Petroleum Accountants Society for that year.

        In the event that the net proceeds for any computation period is a negative amount, the trust will receive no payment for that period, and any such negative amount plus accrued interest at the prime rate will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.

        Gross proceeds and net proceeds are calculated on a cash receipts and cash disbursements basis.

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month. VOC Brazos entered into hedge contracts for 2011, 2012, 2013 and for the six months ending June 30, 2014 to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos believes represent minimal credit risk. Neither VOC Brazos nor the trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From January 1, 2012 through June 30, 2014, VOC Brazos' crude oil price risk management positions in swap contracts are as follows:

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

Additional Provisions

        If a controversy arises as to the sales price of any production, then for purposes of determining gross proceeds:

  •
  amounts withheld or placed in escrow by a purchaser are not considered to be received by the owner of the underlying property until actually collected;

  •
  amounts received by the owner of the underlying property and promptly deposited with a nonaffiliated escrow agent will not be considered to have been received until disbursed to it by the escrow agent; and

  •
  amounts received by the owner of the underlying property and not deposited with an escrow agent will be considered to have been received.

        The trustee is not obligated to return any cash received from the net profits interest. Any overpayments made to the trust by VOC Brazos due to adjustments to prior calculations of net proceeds or otherwise will reduce future amounts payable to the trust until VOC Brazos recovers the overpayments plus interest at the prime rate.

        The conveyance generally permits VOC Brazos to transfer without the consent or approval of the trust unitholders all or any part of its interest in the underlying properties, subject to the net profits interest. The trust unitholders are not entitled to any proceeds of a sale or transfer of VOC Brazos' interest unless certain conditions set forth in the following paragraph are satisfied. Except in certain cases where the net profits interest is released, following a sale or transfer, the underlying properties will continue to be subject to the net profits interest, and the net proceeds attributable to the transferred property will be calculated as part of the computation of net proceeds described in this Form 10-K.

        In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received.

        As the designated operator of a property comprising the underlying properties, VOC Brazos may enter into farm-out, operating, participation and other similar agreements to develop the property. VOC Brazos may enter into any of these agreements without the consent or approval of the trustee or any trust unitholder.

        VOC Brazos and any transferee of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes the well or property ceases to produce or is not capable of producing in commercially paying quantities. In making such decisions, VOC Brazos or any transferee of an underlying property is required under the applicable conveyance to operate, or to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator in the State of Kansas or Texas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished.

        VOC Brazos must maintain books and records sufficient to determine the amounts payable for the net profits interest to the trust. Quarterly and annually, VOC Brazos must deliver to the trustee a statement of the computation of the net proceeds for each computation period. The trustee has the right to inspect and copy the books and records maintained by VOC Brazos during normal business hours and upon reasonable notice.

Federal Income Tax Matters

        The following is a summary of certain U.S. federal income tax matters that may be relevant to trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the "Code," existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the trust or the trust unitholders.

        The summary is limited to trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment such as, without limitation, tax-exempt organizations, regulated investment companies, insurance companies and foreign persons or entities. Each trust unitholder should consult his own tax advisor with respect to his particular circumstances.

        Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another tax authority. The remainder of the discussion below is based on tax counsel's opinion, at the time of formation, that the trust will be classified as a grantor trust for federal income tax purposes. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust's assets directly as though no trust were in existence. The income of the trust is deemed to be received or accrued by the trust unitholder at the time such income is received or accrued by the trust, rather than when distributed by the trust. Each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder's tax method of accounting and without regard to the taxable year or accounting method employed by the trust.

        The trust will allocate items of income, gain, loss, deductions and credits to trust unitholders based on record ownership at each quarterly record date. It is possible that the IRS or another tax authority could disagree with this allocation method and could assert that income and deductions of the trust should be determined and allocated on a daily, prorated or other basis, which could require adjustments to the tax returns of the trust unitholders affected by the issue and result in an increase in the administrative expense of the trust in subsequent periods.

        Tax counsel to the trust also advised the trust at the time of formation that, for federal income tax purposes, based upon representations made by VOC Brazos regarding the expected economic life of the underlying properties and the expected duration of the net profits interest, in its opinion the net profits interest should be treated as a "production payment" under Section 636 of the Code or otherwise as a debt instrument. On the basis of that advice, the trust will treat the net profits interest as indebtedness subject to Treasury regulations applicable to contingent payment debt instruments, and by purchasing trust units, a trust unitholder will agree to be bound by the trust's application of those regulations, including the trust's determination of the rate at which interest will be deemed to accrue on the net profits interest. No assurance can be given that the IRS or another taxing authority will not assert that the net profits interest should be treated differently. Any such different treatment could affect the amount, timing and character of income, gain or loss in respect of an investment in trust units and could require a trust unitholder to accrue income at a rate different than that determined by the trust.

        Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the net profits interest should not be integrated with the hedge contracts. Although not definitively addressed by existing authorities, the federal income tax treatment of the net profits interest may be affected by the right to receive payments under the hedge contracts. Specifically, the right to receive payments on the hedge contracts could be integrated with the net profits interest and deemed to be a source other than production for repayment of the net profits interest, which characterization could adversely affect the treatment of the net profits interest as a production payment, and thus a debt instrument, for federal income tax purposes.

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by a middleman, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-855-802-1093, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2011 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/voc.htm.

Description of the Underlying Properties

        The underlying properties consist of VOC Brazos' net interests in substantially all of its oil and natural gas properties after deduction of all royalties and other burdens on production thereon as of May 10, 2011, which properties are located in the states of Kansas and Texas. The VOC Operators are currently the operators or contract operators of substantially all of the underlying properties.

        VOC Brazos' interests in the properties comprising the underlying properties require VOC Brazos to bear its proportionate share along with the other working interest owners of the costs of development and operation of such properties. The underlying properties are burdened by non-working interests owned by third parties consisting primarily of overriding royalty and royalty interests retained by the owners of the land subject to the working interests. These landowners' royalty interests typically entitle the landowner to receive 12.5% of the revenue derived from oil and natural gas production resulting from wells drilled on the landowner's land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner's proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest percentage is a working interest owner's percentage of production after reducing such percentage by the percentage of burdens on such production such as royalties and overriding royalties.

        Based on the reserve report, the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 10.6 MMBoe of proved reserves attributable to the underlying properties expected to be produced over the term of the trust. The trust is entitled to receive 80% of the net proceeds from the sale of production of oil and natural gas attributable to the underlying properties that are produced during the term of the trust, whereas total reserves as reflected on the summary reserve reports and attributable to the underlying properties include all reserves expected to be economically produced during the economic life of the properties.

        In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 7.1% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2015. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2015 will be approximately $20.0 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.

Reserves

        The engineering department of Vess Oil Corporation, who manages VOC Brazos and operates the underlying properties, maintains oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provides appropriate data to independent third party engineers for the annual estimation of year-end reserves. This engineering department accumulates historical production data for the underlying properties, calculates historical lease operating expenses and differentials, updates working interests and net revenue interests, and obtains logs, 3-D seismic and other geological and geophysical information. This data is forwarded to Cawley, Gillespie & Associates, Inc., which we refer to as "CG&A," thereby allowing CG&A to prepare estimated proved reserves in their entirety based on such data.

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2010 and 2011 are based on reports of CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 19 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2010 and 2011 is presented consistent with these requirements.

        The discounted estimated future net revenues presented below were prepared using assumptions required by the SEC. Except to the extent otherwise described below, these assumptions include the use of prices for oil and natural gas for the reserve report as of December 31, 2011, of $90.00 per Bbl of oil and $5.25 per Mcf of natural gas, net of pricing differentials, as well as costs for estimated future development and production expenditures to produce the proved reserves as of December 31, 2011. Because oil and natural gas prices are influenced by many factors, use of average prices for the reserve report as of December 31, 2011, as required by the SEC, may not be the most accurate basis for estimating future revenues of reserve data. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal or state income taxes with respect to the future net cash flows attributable to the underlying properties because future net revenues are not subject to taxation at the trust level.

        Proved Reserves of VOC Energy Trust.    The following table sets forth, as of December 31, 2011, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	6,530	3,728	7,151
Proved Undeveloped	782	472	860
Total Proved	7,312	4,200	8,011

        Information concerning historical changes in net proved reserves attributable to the trust, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note K to the financial statements of the trust included in this Form 10-K. VOC Brazos has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2010(1)	7,712	4,819	8,515
Revisions, extensions, discoveries and additions	207	(159)	180
Production	(607)	(460)	(684)

Balance, December 31, 2011	7,312	4,200	8,011

Proved Developed Reserves:
Balance, December 31, 2010(1)	6,637	4,068	7,315
Balance, December 31, 2011	6,530	3,728	7,151
Proved Undeveloped Reserves:
Balance, December 31, 2010(1)	1,075	751	1,200
Balance, December 31, 2011	782	472	860

(1)
The conveyance of the net profits interest took place on May 10, 2011; however, the reserves are presented as of December 31, 2010. The trust received revenue associated with the production for the months of January 1, 2011 through May 10, 2011

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2011 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2011 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	7,858.9	303.4	977.1	9,139.4
Gas (MMcf)	4,567.5	92.1	590.0	5,249.7
Revenue
Oil	$706,724.4	$27,220.3	$88,641.9	$822,586.4
Gas	22,455.9	692.3	4,433.3	27,581.6
Severance Taxes	16,211.1	998.0	4,381.8	21,590.9
Ad Valorem Taxes	22,956.7	757.7	2,897.3	26,611.7
Operating Expenses	167,896.6	3,832.4	4,340.0	176,068.9
Workover Expenses	10,028.8	347.8	0.0	10,376.6
COPAS	22,666.9	243.2	114.5	23,024.6
Investments	0.0	1,809.4	18,159.8	19,969.2
80% NPI Net Operating Income(1)	$391,536.1	$15,939.3	$50,545.3	$458,020.8
80% Net Profits Interest (NPI)(2)	$220,969.1	$9,794.6	$27,510.4	$258,274.1

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to VOC Brazos' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2011, CG&A estimated that the trust would terminate December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $96.19 per Bbl and a Henry Hub natural gas price of $4.118 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2011. The price adjustments were based on oil price differentials forecast at -$7.10 per Bbl for the Kansas underlying properties and -$2.20 to -$5.15 per Bbl for the Texas underlying properties. Oil price differentials were not escalated. Gas price differentials were forecast on a per property basis as provided by VOC Brazos and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes for the Kansas properties were applied at 6.0% of revenue, but dropped to 3.0% as properties qualified for the tax exemption. Ad valorem taxes were applied at 2.0% of revenue (after severance taxes) for the Texas properties. Oil and gas conservation tax rates were applied to all of the Kansas properties at the applicable rates.

        The estimates of proved oil and natural gas reserves attributable to the underlying properties are based on estimates prepared by CG&A. Rules and guidelines established by the SEC regarding the present value of future net revenues were used to prepare these reserve estimates. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and estimates of other engineers might differ materially from those included in the report. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and estimates may justify revisions based on the results of drilling, testing, and production activities. Accordingly, reserve estimates are inherently imprecise and should not be construed as representing the actual quantities of future production or cash flows to be realized from oil and natural gas properties or the fair market value of such properties.

Producing Acreage and Well Counts

        For the following data, "gross" refers to the total wells or acres in which VOC Brazos owns a working interest and "net" refers to gross wells or acres multiplied by the percentage working interest owned by VOC Brazos. Although many of VOC Brazos' wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2011.

	Gross	Net
	(acres)
Developed Acreage:
Kansas	75,737	45,063.7
Texas	23,693	16,841.3

Total	99,430	61,905.0

Undeveloped Acreage:
Kansas	—	—
Texas	—	—

Total	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2011:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	809	516.8	30	7.1	839	523.9
Natural gas	27	18.0	14	4.6	41	22.6

Total	836	534.8	44	11.7	880	546.5

        The following is a summary of the number of developmental and exploratory wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos drilled two exploratory wells during the periods presented.

	Year Ended December 31,
	2009		2010		2011
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	6	4.6	7	5.3	6	4.4
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	2	1.3	1	0.9

Total	6	4.6	9	6.6	7	5.3

        As of December 31, 2011, no wells were being drilled. Capital expenditures associated with proved undeveloped reserves for the year ended December 31, 2011, were $7.57 million. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2009	2010	2011
Sales prices:
Oil (per Bbl)	$55.16	$73.71	$89.41
Natural gas (per Mcf)	$3.31	$4.77	$4.86
Lease operating expense (per Boe)	$15.06	$14.76	$15.95
Production and property taxes (per Boe)	$3.32	$4.45	$5.69

Major Producing Areas

        The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2011.

	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
					(In Thousands)
Kansas (188 Fields)
Fairport	965	0	965	7.1%	$24,080	7.2%
Marcotte	466	0	466	3.4	13,248	4.0
Chase-Silica	457	0	457	3.4	11,188	3.3
Moore-Johnson	357	194	389	2.9	9,488	2.8
Bindley	360	0	360	2.7	8,566	2.6
Griston SW	124	0	124	0.9	5,227	1.6
Mueller	173	0	173	1.3	4,928	1.5
Wesley	162	0	162	1.2	4,644	1.4
Codell	127	0	127	0.9	4,270	1.3
Adell Northwest	125	0	125	0.9	3,357	1.0
Dopita	117	0	117	0.9	2,904	0.9
Yaege	108	0	108	0.8	2,644	0.8
Spivey-Grabs-Basil	61	966	222	1.6	2,614	0.7
Other	3,072	2,436	3,478	25.7	77,505	23.1

Kansas Total	6,674	3,596	7,273	53.8	$174,664	52.2
Texas (3 Fields)
Kurten	3,825	2,596	4,258	31.5%	$107,247	32.0%
Sand Flat	972	0	972	7.2	21,882	6.5
Hitts Lake North	1,011	0	1,011	7.5	31,051	9.3

Texas Total	5,808	2,596	6,241	46.2	$160,180	47.8

Total	12,482	6,192	13,514	100.0%	$334,844	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2011 through December 1, 2011, without giving effect to any hedge transactions, and were held constant for the life of the properties. This yielded a price for oil of $96.19 per barrel and a price for natural gas of $4.12 per MMBtu.

(2)
Because the trust bears no federal tax expense and taxable income is passed through to the unitholders of the trust, no provision for federal or state income taxes is included in the summary reserve reports and therefore the standardized measure of discounted future net cash flows attributable to the underlying properties is equal to the pre-tax PV-10 value. PV-10 may not be considered a GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. The pre-tax PV-10 value and the standardized measure of discounted future net cash flows do not purport to present the fair value of the oil and natural gas reserves attributable to underlying properties.

        Kansas.    As of December 31, 2011, proved reserves attributable to the portion of the Kansas underlying properties were approximately 7.3 MMBoe and were located in three primary areas: the Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2011, the VOC Operators operated 98% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.

        The major fields in the Central Kansas Uplift include Fairport Field, Chase-Silica Field and Marcotte Field, all of which are producing primarily from the Arbuckle and Lansing Kansas City zones. The major fields in Western Kansas include the Bindley, Moore-Johnson and Wesley fields, which are producing primarily from the Mississippian, Morrow, Lansing Kansas City and Cherokee zones. The major fields in South Central Kansas include the Gerberding, Spivey Grabs and Alford fields, which are producing primarily from the Mississippian, Simpson and Lansing Kansas City zones.

        Texas.    As of December 31, 2011, proved reserves attributable to the Texas underlying properties were approximately 6.2 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2011, the VOC Operators operated approximately 99% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.

        Central Texas production is attributable to the Kurten Woodbine Unit, which is producing primarily from the Woodbine Interval and Buda Georgetown zones. East Texas properties include the Sand Flat field and Hitts Lake North field, each of which is producing primarily from the Paluxy and Chisum zones.

Marketing and Post-Production Services

        Pursuant to the terms of the conveyance that created the net profits interest, VOC Brazos has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the underlying properties. The terms of the conveyance that created the net profits interest do not permit VOC Brazos to charge any marketing fee when determining the net proceeds upon which the net profits interest is calculated. As a result, the net proceeds to the trust from the sales of oil and natural gas production from the underlying properties are determined based on the same price that VOC Brazos receives for oil and natural gas production attributable to VOC Brazos' remaining interest in the underlying properties.

        Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 396 million barrels for the State of Texas during 2011. There were 26 operating oil refineries located in Texas in 2011 with combined capacity to refine over 4.6 million barrels of oil per day. With oil production in the state of Texas averaging approximately 1 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

        Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 2,100 operators reported aggregate oil production of approximately 40 million barrels for the state of Kansas in 2011. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine over 300,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 100,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.

        During the year ended December 31, 2011, VOC Brazos sold approximately 38% of the oil produced from the Underlying Properties to MV Purchasing, LLC, an affiliate of VOC Brazos. The remaining oil production is sold to third-party crude oil purchasers. These purchasers buy crude oil from VOC Brazos under short-term contracts using market sensitive pricing. VOC Brazos does not believe that the loss of any of these parties, including MV Purchasing LLC, as a purchaser of crude oil production from the Underlying Properties would have a material impact on the business or operations of VOC Brazos or the Underlying Properties because of the competitive marketing conditions in Texas and Kansas as described above.

        Vess Oil Corporation has committed to sell all of its natural gas production attributable to the Kurten Woodbine Unit in Texas to ETC Texas Pipeline, Ltd., subject to certain exceptions, until October 1, 2013, at which time the commitment will automatically convert to a year-to-year basis. Vess Oil Corporation has also committed to sell to ONEOK Field Services Company, L.L.C. all of its natural gas production attributable to nine wells in Kingman and Barber Counties, Texas until August 31, 2015, at which time the commitment will automatically convert to a month-to-month basis.

        VOC Brazos does not have any volume commitments or take or pay arrangements.

        Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. MV Purchasing is an affiliate of Vess Oil Corporation. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2009, 2010 and 2011, MV Purchasing purchased 33%, 32% and 38%, respectively, of the production from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2009, 2010 and 2011 were $6.64, $5.82 and $5.71 per barrel, respectively.

        All natural gas produced by VOC Brazos is marketed and sold to third-party purchasers. The natural gas is sold on a contract basis and, in all but one case, the contracts are in their secondary terms and are on a month-to-month basis. In all cases, the contract price is based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges.

Sale and Abandonment of Underlying Properties

        VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2009, 2010 and 2011, VOC Brazos plugged and abandoned 15, 27 and 9 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities. The number of wells abandoned during this time period accounted for less than 5% of the producing wells attributable to the underlying properties.

        VOC Brazos generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the trust unitholders. In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received. VOC Brazos has not identified for sale any of the underlying properties.

Title to Properties

        The underlying properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect VOC Brazos' rights to production and the value of production from the underlying properties, they have been taken into account in calculating the trust's interests and in estimating the size and the value of the reserves attributable to the underlying properties.

        VOC Brazos' interests in the oil and natural gas underlying properties are typically subject, in one degree or another, to one or more of the following:

  •
  royalties, overriding royalties and other burdens, express and implied, under oil and natural gas leases;

  •
  overriding royalties, production payments and similar interests and other burdens created by VOC Brazos or its predecessors in title;

  •
  a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect the underlying properties or their title;

  •
  liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;

  •
  pooling, unitization and communitization agreements, declarations and orders;

  •
  easements, restrictions, rights-of-way and other matters that commonly affect property;

  •
  conventional rights of reassignment that obligate VOC Brazos to reassign all or part of a property to a third party if VOC Brazos intends to release or abandon such property; and

  •
  rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the underlying properties and the net profits interest therein.

        VOC Brazos has informed the trustee that VOC Brazos believes that the burdens and obligations affecting the underlying properties are conventional in the industry for similar properties. VOC Brazos also has informed the trustee that VOC Brazos believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the underlying properties and do not materially adversely affect the value of the net profits interest.

        VOC Brazos recorded the conveyance of the net profits interest in Kansas and Texas in the real property records in each Kansas or Texas county in which the underlying properties are located. Although under Texas law it is well-established that the recording in the appropriate real property records of an interest such as the net profits interest constitutes the conveyance of a fully vested real property interest to the trust, the law in Kansas is less certain. VOC Brazos and the trust believe that the recording in the appropriate real property records in Kansas of the net profits interest should constitute the conveyance of a fully vested real property interest, interests in hydrocarbons in place or to be produced or a production payment as such is defined under the United States Bankruptcy Code. In a bankruptcy of VOC Brazos, creditors of VOC Brazos would be able to claim the net profits interest as an asset of the bankruptcy estate to satisfy obligations to them if the conveyance of the net profits interest did not constitute the conveyance of a real property interest or interests in hydrocarbons in place or to be produced under applicable state law or a production payment, in which case the trust would be an unsecured creditor of VOC Brazos at risk of losing the entire value of the net profits interest to senior creditors.

        VOC Brazos believes that its title to the underlying properties is, and the trust's title to the net profits interest is, good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such properties or royalty interests. Please see "Item 1A. Risk Factors—The trust units may lose value as a result of title deficiencies with respect to the underlying properties."

Competition and Markets

        The oil and natural gas industry is highly competitive. VOC Brazos competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than VOC Brazos, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. The trust is subject to the same competitive conditions as VOC Brazos and other companies in the oil and natural gas industry.

        Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

        Future price fluctuations for oil and natural gas will directly impact trust distributions, estimates of reserves attributable to the trust's interests and estimated and actual future net revenues to the trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the trust nor VOC Brazos can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the trust.

Regulation—General

        The production of oil and gas from the underlying properties is affected by many state and federal regulations with respect to allowable rates of production, drilling permits, well spacing, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.

  FERC Regulation

        Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and regulations issued under those statutes. Over the last two decades, the FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts.

        In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.

        Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be just and reasonable and may not be unduly discriminatory or confer any undue preference upon any shopper. Rates generally are cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.

        Although the price at which VOC Brazos sells oil and natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation, with regard to physical sales of natural gas and oil, VOC Brazos is required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission, or the CFTC, and the Federal Trade Commission, or FTC. If VOC Brazos were to violate the anti-market manipulation laws and regulations, VOC Brazos could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

        As to these various developments, VOC Brazos has advised the trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the trust.

  State and Other Regulation

        In general, the jurisdictions in which royalty properties are located have statutory provisions regulating the production and sale of crude oil and natural gas. The regulations often require permits for the drilling of wells but extend also to the spacing of wells, the prevention of waste of oil and gas resources, the rate of production, prevention and clean-up of pollution and other matters.

  Environmental Matters and Regulation

        General.    The operations of the underlying properties are subject to stringent and complex federal, regional, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may impose significant obligations on VOC Brazos' operations, including requirements to, among other things:

  •
  obtain permits to conduct regulated activities;

  •
  restrict the types, quantities and concentration of various substances that can be released into the environment in the performance of drilling and production activities;

  •
  limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

  •
  initiate remedial activities or corrective actions to mitigate pollution from former or current operations, such as restoration of drilling pits and plugging of abandoned wells;

  •
  apply specific health and safety criteria addressing workover protection; and

  •
  impose substantial liabilities on VOC Brazos for pollution resulting from VOC Brazos' operations.

        Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of VOC Brazos' operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. VOC Brazos believes that it is in substantial compliance with all existing environmental laws and regulations applicable to its current operations and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. However, the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on VOC Brazos' development expenditures, results of operations and financial position. VOC Brazos may be unable to pass on those increases to its customers.

        The following is a summary of the more significant existing environmental, health and safety laws and regulations, each as amended from time to time, to which VOC Brazos' business operations are subject:

        Hazardous substance and wastes.    The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. Under CERCLA, these "responsible persons" may include the owner or operator of the site where the release occurred, and entities that transport or disposed or arranged for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency, or "EPA," and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. VOC Brazos generates materials in the course of its operations that may be regulated as hazardous substances.

        The Resource Conservation and Recovery Act, or "RCRA," and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently exempt from regulations as hazardous wastes under RCRA. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA asking them to reconsider the RCRA exemption for exploration, production, and development wastes. [To date, the EPA has not taken any action on the petition.] Any change in the RCRA exemption for such wastes could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the trust unitholders. In addition, VOC Brazos generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes.

        The real properties upon which VOC Brazos conducts its operations have been used for oil and natural gas exploration and production for many years. Although VOC Brazos may have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released on or under the real properties upon which VOC Brazos conducts its operations, or on or under other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, the real properties upon which VOC Brazos conducts its operations may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under VOC Brazos' control. These real properties and the petroleum hydrocarbons and wastes disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, VOC Brazos could be required to remove or remediate previously disposed wastes, to clean up contaminated property, and to perform remedial operations such as restoration of pits and plugging of abandoned wells to prevent future contamination.

        Water discharges and hydraulic fracturing.    The Federal Water Pollution Control Act, also known as the "Clean Water Act," and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Any unpermitted discharge of pollutants could result in penalties and significant remedial obligations. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak.

        It is customary to recover oil and natural gas from deep shale and tight sand formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow PA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study anticipated to be available by late 2012 and final results in 2014. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities. Moreover, required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Finally, VOC Brazos believes that enactment of legislation regulating hydraulic fracturing at the federal level may have a material adverse effect on its business.

        Air emissions.    The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and regulations may require VOC Brazos to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significant increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenditures to install and utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

        Climate change.    In response to certain scientific studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases, or "GHGs," and including carbon dioxide and methane, are contributing to the warming of the Earth's atmosphere and other climatic conditions, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. Although it is not possible at this time to predict when Congress may pass climate change legislation, any future federal or state laws that may be adopted to address GHG emissions could require VOC Brazos to incur increased operating costs and could adversely affect demand for the oil and natural gas VOC Brazos produces.

        The EPA has adopted various regulations under the federal Clean Air Act addressing emissions of GHGs. In November 2010, the EPA published its final regulations expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage, and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In addition, EPA has taken the position that existing Clean Air Act provisions require an assessment of GHGs for certain large new or modified stationary sources beginning in 2011. The adoption of any regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from the equipment and operations of VOC Brazos could require VOC Brazos to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that VOC Brazos produces.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced by VOC Brazos or otherwise cause VOC Brazos to incur significant costs in preparing for or responding to those effects.

        Endangered Species Act.    The federal Endangered Species Act, or "ESA," restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause VOC Brazos to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. While some of VOC Brazos' facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, VOC Brazos believes that it is in substantial compliance with the ESA.

        Employee health and safety.    The operations of VOC Brazos are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, or "OSHA," and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. VOC Brazos believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Item 1A.    Risk Factors.

Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the trust and cash distributions to unitholders.

        The reserves attributable to the underlying properties and quarterly cash distributions of the trust are highly dependent upon the prices realized from the sale of oil and natural gas. Prices of oil and natural gas can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the trust and VOC Brazos. These factors include, among others:

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

  •
  acts of force majeure.

        Crude oil prices have been volatile the last several years and in 2011, ranged from a high of $113.93 to a low of $75.67. The NYMEX crude oil spot prices per Bbl were $79.36, $91.38 and $98.83 as of December 31, 2009, 2010 and 2011, respectively. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.

        Lower prices of oil and natural gas will reduce the amount of the net proceeds to which the trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties. In addition, the operator of the underlying properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, VOC Brazos may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the net profits interest relating to the abandoned well or property. In making such decisions, VOC Brazos and any transferee will be required under the applicable conveyance to operate, or to use commercially reasonable efforts to cause the operators of the underlying properties to operate, these properties as would a reasonably prudent operator, acting with respect to its own properties (without regard to the existence of the net profits interest). Because substantially all the underlying properties are located in mature fields, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a variety of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to trust unitholders to fluctuate, and a substantial decline in the price of oil or natural gas will reduce the amount of cash available for distribution to the trust unitholders. The volatility of commodity prices also reduces the accuracy of estimates of future cash distributions to trust unitholders.

        For the years 2011, 2012 and 2013 and the six months ending June 30, 2014, VOC Brazos has entered into swap contracts, which we refer to as the "hedge contracts," at weighted average prices ranging from $99.01 to $102.15 per barrel of oil that hedge approximately 54% of expected oil production for such years from the proved developed producing reserves attributable to the underlying properties in the reserve report. The effect of these hedging transactions may limit the trust's ability to realize cash flow from crude oil price increases on the portion of the production attributable to the net profits interest that is hedged during such period. The net profits interest will bear its share of the hedge payments regardless of whether the corresponding quantities of oil are produced or sold. Furthermore, VOC Brazos has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after June 30, 2014, and the terms of the net profits interest conveyance prohibit VOC Brazos from entering into new hedging arrangements. As a result, the amounts of cash distributions may be subject to a greater fluctuation after June 30, 2014 because of changes in crude oil prices. In the event that any of the counterparties to the hedge contracts default on its obligations to make payments to VOC Brazos under the hedge contracts, the cash distributions to the trust unitholders would likely be materially reduced.

An increase in the differential between the price realized by VOC Brazos for oil or natural gas produced from the underlying properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the trust and therefore the cash distributions by the trust and the value of trust units.

        The prices received for VOC Brazos' oil and natural gas production usually fall below the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors.

VOC Brazos cannot accurately predict natural gas or crude oil differentials. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the proceeds to the trust and therefore the cash distributions by the trust and the value of the trust units.

Actual reserves and future production may be less than current estimates of provided reserves, which could reduce cash distributions by the trust and the value of the trust units.

        The value of the trust units and the amount of future cash distributions to the trust unitholders will depend upon, among other things, the accuracy of the reserves and future production estimated to be attributable to the underlying properties and the net profits interest. It is not possible to measure underground accumulations of oil and natural gas in an exact manner, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the underlying properties could vary negatively and in material amounts from estimates. Furthermore, development expenditures and production costs relating to the underlying properties could be higher than current estimates. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

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

        The processes of drilling and completing wells are subject to numerous risks beyond the trust's and VOC Brazos' control, including risks that could delay VOC Brazos' current drilling schedule and the risk that drilling will not result in commercially viable oil production. VOC Brazos is not obligated to undertake any development activities, so any drilling and completion activities will be subject to the reasonable discretion of VOC Brazos. Furthermore, VOC Brazos' future business, financial condition, results of operations, liquidity or ability to finance its share of planned development expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

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

Production of oil and natural gas on the underlying properties could be materially and adversely affected by severe or unseasonable weather.

        Production of oil and natural gas on the underlying properties could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

  •
  evacuation of personnel and curtailment of operations;

  •
  weather-related damage to drilling rigs or other facilities, resulting in suspension of operations;

  •
  inability to deliver materials to worksites; and

  •
  weather-related damage to pipelines and other transportation facilities.

VOC Brazos does not have any long term contracts related to the sale of production of oil and natural gas from the underlying properties and may be unable to find purchasers.

        VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2011, VOC Brazos sold approximately 38% of the oil produced from the underlying properties to MV Purchasing LLC, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing LLC, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.

Neither the trust nor the trust's unitholders have the ability to influence VOC Brazos or control the operations or development of the underlying properties.

        The trust and the trust's unitholders have no voting rights with respect to VOC Brazos and therefore have no managerial, contractual or other ability to influence VOC Brazos' activities or the operations of the underlying properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. Vess Oil Corporation operates, or operates on a contract basis, substantially all of the underlying properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.

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

        VOC Brazos acquired the underlying properties over the past 30 years. The existence of a material title deficiency with respect to the underlying properties could reduce the value of a property or render it worthless, thus adversely affecting the net profits interest and distributions to trust unitholders. VOC Brazos does not obtain title insurance covering mineral leaseholds, and VOC Brazos' failure to cure any title defects may cause VOC Brazos to lose its rights to production from the underlying properties. In the event of any such material title problem, proceeds available for distribution to trust unitholders and the value of the trust units may be reduced.

VOC Brazos may transfer all or a portion of the underlying properties at any time without trust unitholder consent, subject to specified limitations.

        VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2009, 2010 and 2011, VOC Brazos plugged and abandoned 15, 27 and 9 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos' obligations relating to the net profits interest on the portion of the underlying properties transferred.

        In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos of the relevant underlying properties and are conditioned upon the trust's receiving an amount equal to the fair market value to the trust of such net profits interest. Any net sales proceeds paid to the trust will be distributable to trust unitholders for the quarter in which they are received. VOC Brazos has not identified for sale any of the underlying properties.

The reserves attributable to the underlying properties are depleting assets and production from those properties will diminish over time. Furthermore, the trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.

        The net proceeds payable to the trust attributable to the net profits interests are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 87% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2011, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 7.1% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2015 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 7.1% per year.

        The trust agreement provides that the trust's activities are limited to owning the net profits interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance. As a result, the trust is not permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the net profits interest.

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

        The net profits interest will bear its share of all costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes, development expenses and hedge expenses, which will reduce the amount of cash received by the trust and thereafter distributable to trust unitholders. Accordingly, higher costs and expenses related to the underlying properties will directly decrease the amount of cash received by the trust in respect of its net profits interest. Historical costs may not be indicative of future costs. In addition, cash available for distribution by the trust will be further reduced by the trust's general and administrative expenses.

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

A purchaser's failure to pay VOC Brazos for purchased production could have a significant adverse impact on VOC Brazos, which in turn could result in VOC Brazos not having sufficient net proceeds attributable to the net profits interest for VOC Brazos to distribute cash to the trust.

        A purchaser's failure to pay for purchased production could have a significant adverse impact on VOC Brazos' business, which could in turn impact the trust. The recent tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers.

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

The disposal by an affiliate of VOC Brazos of its remaining trust units may reduce the market price of the trust units.

        As of the date this Form 10-K, an affiliate of VOC Brazos, VOC Partners, LLC, owned 25% of the outstanding trust units. VOC Partners, LLC may use some or all of the remaining trust units it owns for a number of business purposes, including:

  •
  selling them for cash; and

  •
  exchanging them for interests in oil and natural gas properties or securities of oil and natural gas companies.

        If it sells additional trust units or exchanges trust units in connection with acquisitions, then additional trust units will be available for sale in the market. The sale of additional trust units may reduce the market price of the trust units. The trust has entered into a registration rights agreement with VOC Partners, LLC pursuant to which the trust has agreed to file a registration statement or a shelf registration statement to register the resale of the remaining trust units held by VOC Partners, LLC and any transferee of the trust units upon request by such holders. See "Item 13. Certain Relationships and Related Transactions, and Director Independence—Registration Rights."

The market price for the trust units may not reflect the value of the net profits interest held by the trust.

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

        As working interest owners in, and operators of substantially all the wells on, the underlying properties, VOC Brazos and its affiliates could have interests that conflict with the interests of the trust and the trust unitholders. For example:

  •
  VOC Brazos' interests may conflict with those of the trust and the trust unitholders in situations involving the development, maintenance, operation or abandonment of the underlying properties. VOC Brazos may also make decisions with respect to development expenditures that adversely affect the underlying properties. These decisions include reducing development expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the trust in the future.

  •
  VOC Brazos may sell some or all of the underlying properties without taking into consideration the interests of the trust unitholders. Such sales may not be in the best interests of the trust unitholders. These purchasers may lack VOC Brazos' experience or its credit worthiness. VOC Brazos also has the right, under certain limited circumstances, to cause the trust to release all or a portion of the net profits interest in connection with a sale of a portion of the underlying properties to which such net profits interest relates.

  •
  MV Purchasing LLC, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2011, VOC Brazos sold approximately 38% of the oil produced from the underlying properties to MV Purchasing, LLC.

  •
  VOC Partners, LLC has registration rights and can sell its trust units without considering the effects such sale may have on trust unit prices or on the trust itself. In addition, VOC Partners, LLC can vote its trust units in its sole discretion without considering the interests of the other trust unitholders.

The trust is managed by a trustee who cannot be replaced except by a majority vote of the trust unitholders at a special meeting, which may make it difficult for trust unitholders to remove or replace the trustee.

        The business and affairs of the trust are managed by the trustee. The voting rights of a trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. The trust agreement provides that the trustee may only be removed and replaced by the holders of a majority of the outstanding trust units, including trust units held by VOC Partners, LLC, at a special meeting of trust unitholders called by either the trustee or the holders of not less than 10% of the outstanding trust units. As a result, it will be difficult for public unitholders to remove or replace the trustee without the cooperation of VOC Partners, LLC as long as it holds a significant percentage of total trust units.

Trust unitholders have limited ability to enforce provisions of the net profits interest, and VOC Brazos' liability to the trust is limited.

        The trust agreement permits the trustee to sue VOC Brazos or any other future owner of the underlying properties to enforce the terms of the conveyance creating the net profits interest. If the trustee does not take appropriate action to enforce provisions of the conveyance, trust unitholders' recourse would be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. The trust agreement expressly limits a trust unitholder's ability to directly sue VOC Brazos or any other third party other than the trustee. As a result, trust unitholders will not be able to sue VOC Brazos or any future owner of the underlying properties to enforce these rights. Furthermore, the net profits interest conveyance provides that, except as set forth in the conveyance, VOC Brazos will not be liable to the trust for the manner in which it performs its duties in operating the underlying properties as long as it acts without gross negligence or willful misconduct.

Courts outside of Delaware may not recognize the limited liability of the trust unitholders provided under Delaware law.

        Under the Delaware Statutory Trust Act, trust unitholders are entitled to the same limitation of personal liability extended to stockholders of corporations under the General Corporation Law of the State of Delaware. Courts in jurisdictions outside of Delaware, however, may not give effect to such limitation.

The operations of the underlying properties are subject to environmental laws and regulations that may result in significant costs and liabilities, which could reduce the amount of cash available for distribution to trust unitholders.

        The oil and natural gas exploration and production operations of VOC Brazos are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to VOC Brazos' operations, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; the incurrence of significant development expenditures to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the EPA and analogous state environmental and oil and gas agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of VOC Brazos' operations. Furthermore, the inability to comply with environmental laws and regulations in a cost effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair VOC Brazos' ability to produce oil and natural gas commercially from the underlying properties, which would reduce proceeds attributable to the net profits interest.

        There is inherent risk of incurring significant environmental costs and liabilities in the performance of VOC Brazos' operations as a result of its handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to its operations, and historical industry operations and waste disposal practices. Under certain environmental laws and regulations, VOC Brazos could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether VOC Brazos was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which VOC Brazos' wells are drilled and facilities where VOC Brazos' petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose VOC Brazos to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly operational control requirements or waste handling, storage, transport, disposal or cleanup requirements could require VOC Brazos to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. VOC Brazos may be unable to recover some or any of these costs from insurance, in which case the amount of cash received by the trust may be decreased. The net profits interest held by the trust will bear 80% of all costs and expenses incurred by VOC Brazos in regard to environmental costs and liabilities associated with the underlying properties, including costs and liabilities resulting from conditions that existed prior to VOC Brazos' acquisition of the underlying properties unless such costs and expenses result from VOC Brazos' gross negligence or willful misconduct. In addition, as a result of the increased cost of compliance, VOC Brazos may decide to discontinue drilling.

The operations of the underlying properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations or expose VOC Brazos to significant liabilities, which could reduce the amount of cash available for distribution to trust unitholders.

        The production and development operations on the underlying properties are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, VOC Brazos must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. VOC Brazos may incur substantial costs in order to maintain compliance with these existing laws and regulations, and the net profits interest will bear its share of these costs. In addition, VOC Brazos' costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to VOC Brazos' operations. Such costs could have a material adverse effect on VOC Brazos' business, financial condition and results of operations and reduce the amount of cash received by the trust in respect of the net profits interest, VOC Brazos must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent VOC Brazos is a shipper on interstate pipelines, it must comply with the tariffs of such pipelines and with federal policies related to the use of interstate capacity, and such compliance costs will be borne indirectly in part by the trust.

        Laws and regulations governing exploration and production may also affect production levels. VOC Brazos is required to comply with federal and state laws and regulations governing conservation matters, including: provisions related to the unitization or pooling of oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; the plugging and abandonment of wells; and the removal of related production equipment. These and other laws and regulations can limit the amount of oil and natural gas VOC Brazos can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact trust distributions, estimated and actual future net revenues to the trust and estimates of reserves attributable to the trust's interests.

        New laws or regulations, or changes to existing laws or regulations, may unfavorably impact VOC Brazos, could result in increased operating costs or have a material adverse effect on VOC Brazos' financial condition and results of operations and reduce the amount of cash received by the trust. For example, Congress is currently considering legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations could increase the operating costs of the underlying properties, reduce VOC Brazos' liquidity, delay VOC Brazos' operations or otherwise alter the way VOC Brazos conducts its business, any of which could have a material adverse effect on the net profits interest and the trust's cash flows.

Climate change laws and regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the oil and natural gas that VOC Brazos produces while the physical effects of climate change could disrupt VOC Brazos' production and cause VOC Brazos to incur significant costs in preparing for or responding to those effects.

        The oil and gas industry is a direct source of certain greenhouse gases, or "GHG," emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has taken the position that existing Clean Air Act provisions require an assessment of GHGs for certain large new or modified stationary sources beginning in 2011. The EPA's rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules. These EPA rulemakings could affect VOC Brazos' operations and its ability to obtain air permits for new or modified facilities. In addition, on November 30, 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission storage and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis, with reporting having begun in 2012 for emissions occurring in 2011.

        In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from VOC Brazos' equipment and operations could require VOC Brazos to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas produced, all of which could reduce proceeds attributable to the net profits interest and, as a result, the trust's cash available for distribution.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on VOC Brazos' assets and operations and, consequently, may reduce the proceeds attributable to the net profits interest and, as a result, the trust's cash available for distribution.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect VOC Brazos' services.

        Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act's Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA's recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study anticipated to be available by late 2012, and final results in 2014. Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, in December 2011, the State of Texas adopted regulations requiring public disclosure of certain information regarding the components used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Disclosure of chemicals used in the fracturing process could also make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, VOC Brazos' fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In addition to state and federal laws, local land use restrictions may impact development. For example, at least a couple of local governments in Texas have imposed temporary moratoria on drilling activities within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which VOC Brazos operates. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas or Kansas such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that VOC Brazos is ultimately able to produce in commercially paying quantities from the underlying properties.

The bankruptcy of VOC Brazos or any operator of the underlying properties could impede the operation of the wells and the development of the proved undeveloped reserves.

        VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2015 of approximately $20 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 7.1% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust's ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. None of VOC Brazos or the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.

        The ability of VOC Brazos to develop the underlying properties and the ability of the operator to operate the wells on the underlying properties depends on the future financial condition and economic performance and access to capital of VOC Brazos and the operator, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of VOC Brazos and the operator.

        In the event of the bankruptcy of VOC Brazos or the operator, the trust would have to seek a new party to perform the development and workover program or the operations of the wells operated by such operator. The trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time. As a result, such a bankruptcy may result in reduced production from the reserves and decreased distributions to trust unitholders.

The trust may be treated as an unsecured creditor with respect to the net profits interest attributable to properties in Kansas in the event of the bankruptcy of VOC Brazos if a court were to hold that the conveyance and recording of the net profits interest was not a conveyance of a fully vested real property interest or an interest in hydrocarbons in place or to be produced.

        VOC Brazos and the trust believe that the recording in the appropriate real property records in Kansas of the net profits interest should constitute the conveyance of a fully vested real property interest, interests in hydrocarbons in place or to be produced or a production payment as such is defined under the United States Bankruptcy Code. In a bankruptcy of VOC Brazos, creditors of VOC Brazos would be able to claim the net profits interest as an asset of the bankruptcy estate to satisfy obligations to them if the conveyance of the net profits interest did not constitute the conveyance of a real property interest or interests in hydrocarbons in place or to be produced under applicable state law or a production payment, in which case the trust would be an unsecured creditor of VOC Brazos at risk of losing the entire value of the net profits interest to senior creditors.

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

        The recently enacted Health Care and Education Affordability Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to a "medicare tax" equal generally to 3.8% of the lesser of such excess or the individual's net investment income, which appears to include interest income derived from investments such as the trust units as well as any net gain from the disposition of trust units.

The trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the trust units. If the IRS were to determine (and be sustained in that determination) that the trust is not a "grantor trust" for federal income tax purposes, or that the net profits interest is not properly treated as a production payment (and thus would fail to qualify as a debt instrument) for federal income tax purposes, the trust unitholders may receive different and potentially less advantageous tax treatment than expected.

        If the trust were not treated as a grantor trust for federal income tax purposes, the trust should be treated as a partnership for such purposes. Although the trust would not become subject to federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the trust unitholders, the trust's tax reporting requirements would be more complex and costly to implement and maintain, and its distributions to trust unitholders could be reduced as a result.

        If the net profits interest were not treated as a production payment (and thus would fail to qualify as a debt instrument for federal income tax purposes) the amount, timing and character of income, gain, or loss in respect of an investment in the trust could be affected.

        Neither VOC Brazos nor the trustee has requested a ruling from the IRS regarding these tax questions, and neither VOC Brazos nor the trust can provide assurance that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Reference is made to "Item 1—Business" and "Item 7—Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program," which are incorporated herein by reference.

Item 3.    Legal Proceedings.

        Currently, there are no legal proceedings pending to which the trust is a party or of which any of its property is the subject.

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The trust units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol "VOC." Prior to May 10, 2011, there was no established public trading market for the trust units. The following table sets forth, for the periods indicated, the high and low sales prices per unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per unit.

	High	Low	Cash Distributions
2011
Second Quarter (May 10, 2011 through June 30, 2011)	$22.65	$21.02	$0.000
Third Quarter (July 1, 2011 through September 30, 2011)	$24.85	$17.65	$0.860
Fourth Quarter (October 1, 2011 through December 31, 2011)	$23.42	$18.50	$0.560

        As of March 28, 2012, the 17,000,000 units outstanding were held by 11 unitholders of record.

        Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust's expenses for that quarter. Available funds will be reduced by any cash that the trustee decides to hold as a reserve against future expenses. It is expected that quarterly cash distributions during the term of the trust will be made by the trustee on or before the 30th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).

Equity Compensation Plans

        The trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2011 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2011.

Item 6.    Selected Financial Data.

        The trust was formed on November 3, 2010. The conveyance of the net profits interest, however, did not occur until May 10, 2011. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2010. The following table sets forth selected data for the trust as of December 31, 2010 and 2011, and for the period from November 3, 2010 (inception) through December 31, 2010 and for the year ended December 31, 2011, based on the audited statements of assets and trust corpus as of December 31, 2010 and 2011 and the audited statements of distributable income for the period from November 3, 2010 (inception) through December 31, 2010 and for the year ended December 31, 2011.

	December 31,
	2010	2011
Net profits income	$—	$24,852,638
Distributable income	$—	$24,140,000
Distributions per trust unit	$—	$1.42
Total assets at year-end	$1,000	$133,619,263

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The trust was formed on November 3, 2010. The conveyance of the net profits interest, however, did not occur until May 10, 2011. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2010. The trust's first quarterly distribution was paid on August 15, 2011. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2011 through June 30, 2011, less a $1.0 million cash reserve established by VOC Brazos for future development, maintenance or operating expenditures, and less $0.5 million for future expenses of the trust. The trust's purpose is, in general, to hold the net profits interest and the assigned interest in the hedge contracts, to distribute to the trust unitholders cash that the trust receives in respect of the net profits interest and the assigned interest in the hedge contracts and to perform certain administrative functions in respect of the net profits interest and the trust units. The trust derives substantially all of its income and cash flows from the net profits interest and the hedge contracts.

        As used in this Item 7 and in "Item 8. Financial Statements and Supplementary Data," references to "predecessor underlying properties" refers to those interests in oil and gas properties of VOC Brazos and of VOC Kansas Energy Partners, LLC, or VOC KEP, under common control with VOC Brazos; and references to "acquired underlying properties" refers to those interests in oil and gas properties held by VOC KEP that were not under common control with VOC Brazos prior to May 10, 2011 but became under common control with VOC Brazos when it acquired the membership interests in VOC KEP on May 10, 2011.

Critical Accounting Policies

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

        The financial statements of the trust, as prepared on a modified cash basis, reflect the trust's assets, trust corpus, earnings and distributions as follows:

  (a)
  Income from the net profits interest is recorded when distributions are received by the trust;

  (b)
  Distributions to trust unitholders are recorded when paid by the trust;

  (c)
  Trust general and administrative expenses (which include the trustee's fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

  (d)
  Cash reserves for trust expenses may be established by the trustee for certain expenditures that would not be recorded as contingent liabilities under generally accepted accounting principles generally accepted in the United States of America, or "U.S. GAAP";

  (e)
  Amortization of the investment in net profits interest calculated on a unit-of-production basis is charged directly to trust corpus and does not affect cash earnings; and

  (f)
  The trust evaluates its investment in the net profits interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The trust will provide a write-down to its investment in the net profits interest if and when that total capitalized costs, less accumulated depreciation, depletion and amortization, exceed undiscounted future net cash flows attributable to the trust's interests in the proved oil and gas reserves of the underlying properties.

While these statements differ from financial statements prepared in accordance with U.S. GAAP, the modified cash basis of reporting revenues and distributions is considered most meaningful because quarterly distributions to the trust unitholders are based on net cash receipts received from VOC Brazos.

        This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Results of the Trust for the Year Ended December 31, 2011

        On July 20, 2011, the trust announced its first trust distribution to unitholders of record on August 1, 2011 of $14.6 million, or $0.86 per unit, which was paid on August 15, 2011. The trust did not receive or disburse funds during the quarters ended March 31, 2011 or June 30, 2011 as the conveyance of the net profits interest did not take place until May 10, 2011. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2011 through June 30, 2011 (the revenues from oil production are typically received by VOC Brazos one month after production), less a $1.0 million cash reserve established by VOC Brazos for future development, maintenance or operating expenditures, and less $0.5 million for incurred and future expenses of the trust.

        The trust received its first distribution of income from its net profits interest of $16.1 million in the quarter ended September 30, 2011, which included the excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties from the three months ended June 30, 2011 of $12.9 million (the trust's 80% net profits interest of this total was $10.3 million). Included in this amount are net payments to settle hedges of $0.6 million for the three months ended June 30, 2011. Also included in the receipt of its first distribution was $7.3 million (the trust's 80% net profits interest of this total was $5.8 million), representing the excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties for the three months ended March 31, 2011. Included in this amount are payments received to settle hedges totaling $0.1 million. VOC Brazos also withheld a $1.0 million cash reserve for future development, maintenance or operating expenditures from this distribution. As a result, the total cash proceeds received by the trust were $15.1 million.

        On October 18, 2011, the trust announced a trust distribution to unitholders of record on October 31, 2011 of $9.5 million, or $0.56 per unit, which was paid on November 15, 2011. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from July 1, 2011 through September 30, 2011, less $0.2 million for future expenses of the trust.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $32.3 million for the year ended December 31, 2011. Included in this amount were net payments received to settle hedges totaling $0.4 million.

        The average price received for crude oil sold was $90.35 per barrel and the average price received for natural gas sold was $4.96 per thousand cubic feet, or Mcf, for the year ended December 31, 2011.

        The overall production sales volumes collected during the year ended December 31, 2011 were 496,953 barrels of oil and 340,164 Mcf of natural gas for a total equivalent barrels of oil of 553,647.

        The trustee paid general and administrative expenses of $0.4 million for the year ended December 31, 2011. The distributable income for the year ended December 31, 2011 was $24.1 million.

Historical Results of the Underlying Properties

        The following tables set forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for each of the three years in the period ended December 31, 2011 (the information for the two years ended December 31, 2010 is derived from the combination of the Predecessor Underlying Properties' and Acquired Underlying Properties' audited statements of historical revenues and direct operating expenses included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K). Because the net profits interest had not been conveyed to the trust as of December 31, 2010 and because the trust had not engaged in any activities other than organizational activities prior to December 31, 2010, the trust is providing financial information with respect to the underlying properties so that investors can review the historical results of the underlying properties. The historical results of the underlying properties are not indicative of the future distributions of the trust, and such historical results do not give effect to the conveyance of the net profits interest and related transactions that occurred on May 10, 2011.

	(unaudited)(in thousands)
	Year ended December 31,
	2009	2010	2011
Revenues:
Oil sales	$40,360	$60,187	$67,932
Natural gas sales	2,292	3,239	2,754
Hedge and other derivative income (expense)	1,477	(707)	1,380

Total	44,129	62,719	72,066
Bad debt recovery	719	—	—
Direct operating expenses:
Lease operating expenses	12,757	13,727	13,621
Production and property tax	2,816	4,137	4,863

Total	15,573	17,864	18,484

Excess of revenues over direct operating expenses	$29,275	$44,855	$53,582

The above table sets forth information as it relates to the underlying properties on the accrual basis, which is the way the books and records are kept, These numbers do not relate to the trust as the trust reports on a modified cash basis. For the year ended December 31, 2011, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the receipts by VOC Brazos for oil and gas production subsequent to January 1, 2011 and collected by September 30, 2011.

        The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31,

2011, combined for the predecessor underlying properties and the acquired underlying properties. Average prices do not include the effect of hedge and other derivative activity.

	(unaudited)
	Year ended December 31,
	2009	2010	2011
Operating data:
Sales volumes:
Oil (MBbls)	732	817	760
Natural gas (MMcf)	693	679	567
Total sales (MBoe)	847	930	855
Average Prices:
Oil (per Bbl)	$55.16	$73.71	$89.41
Natural gas (per Mcf)	$3.31	$4.77	$4.86
Capital expenditures (in thousands):
Property acquisition	$4,134	$3,262	$2,667
Well development	2,407	7,230	6,732

Total	$6,541	$10,492	$9,399

Discussion and Analysis of Historical Results of the Underlying Properties

        The information in the following discussion and analysis for 2010 and 2009 is derived from the combination of the Predecessor Underlying Properties' and Acquired Underlying Properties' audited statements of historical revenues and direct operating expenses included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. These combined numbers for 2010 and 2009 are not audited but are provided to assist an investor in reviewing the historical results of operations of the underlying properties.

  Comparison of Results of the Underlying Properties for the Years Ended December 31, 2011 and 2010

        Excess of revenues over direct operating expenses was $53.6 million for the year ended December 31, 2011, compared to $44.9 million for the year ended December 31, 2010. The increase was primarily a result of a decrease in oil production offset by an increase in the average price received for the oil and natural gas sold. This increase was partially offset by an increase in direct operating expenses and a decrease in hedge expense.

        Revenues.    Revenues from oil and natural gas sales increased $7.3 million between the periods. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $73.71 per Bbl for the year ended December 31, 2010 to $89.41 per Bbl for the year ended December 31, 2011 and a 57 MBbl decrease in oil volumes sold. The increase in revenues was also the result of an increase in the average price received for natural gas sold from $4.77 per Mcf for the year ended December 31, 2010 to $4.86 per Mcf for the year ended December 31, 2011, offset by a 112 MMcf decrease in natural gas volumes sold.

        Hedge activity.    Hedge activity expense was $0.7 million for the year ended December 31, 2010 compared to hedge activity income of $1.4 million for the year ended December 31, 2011. This increase in income and decrease in expense was due to an increase in realized hedge income for the period and the recording of the change in market value of some of the hedges to the income statement.

        The decrease in hedge expense from 2010 that became hedge income in 2011 was due to additional hedge contracts with higher settlement prices put into place prior to May 10, 2011 offset by the higher average NYMEX price per Bbl of crude oil for the year ended December 31, 2011 of $95.12 compared to $79.53 for the year ended December 31, 2010. The weighted average settlement price of hedges for the year ended December 31, 2011 was $99.48 compared to $74.40 for the year ended December 31, 2010.

        Prices.    The average price received for the crude oil sold increased primarily as a result of an increase in the oil price index on which the sales prices for a majority of the oil production were based. The average price for natural gas sold increased as a result of an increase in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    The decrease in overall production sales volumes during the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily attributable to the natural decline of the underlying properties' production sales volumes, which was partially offset by the drilling of three horizontal wells in Texas during the year ended December 31, 2011.

        Lease operating expenses.    Lease operating expenses decreased from $13.7 million for the year ended December 31, 2010 to $13.6 million for the year ended December 31, 2011. This decrease was primarily a result of fewer workovers being performed in 2011, offset by a small increase in general operating expenses and increased costs due to additional wells being added.

        Production and property taxes.    Production and property taxes increased $0.7 million as a result of the increases in the price of crude oil and in revenues from oil and natural gas sales, on which these taxes were based.

  Comparison of Results of the Underlying Properties for the Years Ended December 31, 2010 and 2009

        Excess of revenues over direct operating expenses was $44.9 million for the year ended December 31, 2010, compared to $29.3 million for the year ended December 31, 2009. The increase was primarily a result of increases in oil production and in the average price received for the oil and natural gas sold. This was partially offset by an increase in direct operating expenses and an increase in hedge expense.

        Revenues.    Revenues from oil and natural gas sales increased $20.8 million between the periods. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $55.16 per Bbl for the year ended December 31, 2009 to $73.71 per Bbl for the year ended December 31, 2010 and an 85 MBbl increase in oil volumes sold. The increase in revenues was also the result of an increase in the average price received for natural gas sold from $3.31 per Mcf for the year ended December 31, 2009 to $4.77 per Mcf for the year ended December 31, 2010, offset by a 14 MMcf decrease in natural gas volumes sold.

        Hedge activity.    Hedge activity income was $1.5 million for the year ended December 31, 2009 compared to hedge activity expense of $0.7 million for the year ended December 31, 2010. This decrease in income and increase in expense was due to an increase in realized hedge losses for the period and the recording of the change in market value of some of the hedges to the income statement.

        The increase in hedge expense was due to the higher average NYMEX price per Bbl of crude oil for the year ended December 31, 2010 of $79.53 compared to $61.80 for the year ended December 31, 2009. The weighted average settlement price of hedges for the year ended December 31, 2010 was $74.40 compared to $68.51 for the year ended December 31, 2009.

        Bad debt recovery.    Bad debt recovery was $0.7 million for the year ended December 31, 2009, reflecting the reversal of a bad debt expense recorded in 2008 with respect to the predecessor underlying properties located in Texas. There was no bad debt expense or recovery during the year ended December 31, 2010.

        Prices.    The average price received for the crude oil sold increased primarily as a result of an increase in the oil price index on which the sales prices for a majority of the oil production were based. The average price for natural gas sold increased as a result of an increase in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    The increase in overall production sales volumes during the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily attributable to the drilling of horizontal wells in the predecessor underlying properties in Texas during the last quarter of 2009 and the year ended December 31, 2010. One well was drilled in the fourth quarter of 2009, and four wells were drilled in year ended December 31, 2010.

        Lease operating expenses.    Lease operating expenses increased from $12.8 million for the year ended December 31, 2009 to $13.7 million for the year ended December 31, 2010. This increase was primarily a result of an increase in general operating expenses and increased costs due to additional wells being added, which was partially offset by the cost of electronification of wells in the predecessor underlying properties in Texas.

        Production and property taxes.    Production and property taxes increased $1.3 million as a result of the increases in the price of crude oil and in revenues from oil and natural gas sales, on which these taxes were based.

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. The trust paid, out of the first cash payment received by the trust, the trustee's and Delaware trustee's legal expenses incurred in forming the trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware trustee's acceptance fee in the amount of $5,000.

        The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2011, the trust made no borrowings.

        As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the cost of oilfield services generally. However, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" below. VOC Brazos has agreed to post a letter of credit in the amount of $1 million in favor of the trustee to protect the trustee against the risk that the trust does not have sufficient cash to pay its expenses.

        The amounts received by VOC Brazos from the hedge contract counterparty upon settlement of the hedge contracts reduce the operating expenses related to the underlying properties in calculating the net proceeds. However, if the hedge payments received by VOC Brazos under the hedge contracts and other non-production revenue exceed operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses are deferred, with interest accruing on such amounts at the prevailing prime rate, until the next quarterly period in which the hedge payments and the other non-production revenue are less than such expenses. In addition, the aggregate amounts paid by VOC Brazos on settlement of the hedge contracts reduce the amount of net proceeds paid to the trust.

        The trust pays the trustee an administrative fee of $150,000 per year. The trust pays the Delaware trustee a fee of $2,500 per year. The trust also incurs, either directly or as a reimbursement to the trustee, legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the trust before distributions are made to trust unitholders, including the $18,750 administrative services fee payable quarterly to VOC Brazos pursuant to an administrative services agreement. The trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.

        The trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the trust's liquidity or the availability of capital resources.

Planned Development and Workover Program

        The primary goals of VOC Brazos' development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos' existing wells or VOC Brazos' historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

  •
  Kansas.  VOC Brazos' historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos intends to continue this program with respect to the Kansas Underlying Properties, and expects to incur total development expenditures for these properties through December 31, 2014 of approximately $2.3 million, of which VOC Brazos contemplates spending approximately $1.8 million to drill and complete nine vertical wells. The remaining approximately $0.5 million is expected to be used for recompletions and workovers of 11 wells.

  •
  Texas.  VOC Brazos' historical development and workover program for the Texas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies. In 2009, after an extensive review of horizontal development drilling in the areas, VOC Brazos commenced drilling horizontal wells in the Kurten Woodbine Units in order to accelerate the development of proved undeveloped reserves. VOC Brazos has successfully completed each of its first seven horizontal wells to the Woodbine C sand in this area with average lateral lengths of approximately 3,000 feet. VOC Brazos intends to continue developing the Woodbine C sand underlying the Kurten Woodbine Units, utilizing horizontal wells completed with multiple fracture stimulations together with recompletions of existing vertical wellbores into additional pay intervals. VOC Brazos expects total development expenditures for the Texas Underlying Properties through December 31, 2015 to be approximately $17.7 million. Of this total, VOC Brazos contemplates spending approximately $16.4 million to drill and complete eight horizontal wells in the Woodbine C sand. The remaining approximately $1.3 million is expected to be used for recompletions and workovers of 10 Woodbine vertical wells to additional Woodbine sands and seven existing wells in the Sand Flat Unit.

        The trust is not directly obligated to pay any portion of the capital expenditures made with respect to the underlying properties; however, capital expenditures made by VOC Brazos with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Item 1. Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, VOC Brazos expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, VOC Brazos may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. In July 2011, VOC Brazos established such a reserve for $1 million.

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

Off-Balance Sheet Arrangements

        The trust has no off-balance sheet arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

        As of December 31, 2011, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to VOC Brazos and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month. VOC Brazos has entered into hedge contracts for 2012, 2013 and for the six months ending June 30, 2014, to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos believes represent minimal credit risk. The trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From January 1, 2012 through June 30, 2014, VOC Brazos' crude oil price risk management positions in swap contracts are as follows:

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Substantially all of the income to the trust is derived from the net profits interest, which generally entitles the trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the trust's interest in the hedge contracts, which generally entitles the trust to receive 80% of any proceeds received by VOC Brazos from the settlement of certain hedges in existence on May 10, 2011. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts." Although the trust may borrow money to pay expenses of the trust, the amount of any such borrowings is unlikely to be material to the trust. As a result, the trust is not subject to any material interest rate market risk.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders
VOC Energy Trust

        We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the "Trust") as of December 31, 2010 and 2011 and the related statements of distributable income and changes in trust corpus for the period from November 3, 2010 (inception) through December 31, 2010 and the year ended December 31, 2011. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note B to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of VOC Energy Trust as of December 31, 2010 and 2011 and its distributable income and its changes in trust corpus from November 3, 2010 (inception) through December 31, 2010 and the year ended December 31, 2011, on the basis of accounting described in Note B.

/s/ Grant Thornton LLP

Wichita, Kansas
March 30, 2012

VOC ENERGY TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2010	2011
ASSETS
Cash	$1,000	$298,147
Investment in net profits interest	—	140,591,606
Accumulated amortization	—	(7,270,490)

Total assets	$1,000	$133,619,263

TRUST CORPUS
Trust corpus, 0 and 17,000,000 trust units issued and outstanding at December 31, 2010 and 2011, respectively	$1,000	$133,619,263

STATEMENTS OF DISTRIBUTABLE INCOME

	Period from November 3, 2010 (inception) through December 31, 2010	Year ended December 31, 2011
Total cash proceeds received by the trust from net profits interest	$—	$24,852,638
Advance from VOC Brazos Energy Partners, L.P.	1,000	—
Cash withheld for future trust expenses	(1,000)	(297,147)
General and administrative expenses(1)	—	(415,491)

Distributable income	$0	$24,140,000

Distributions per unit (0 and 17,000,000 units issued and outstanding at December 31, 2010 and 2011, respectively)	$0	$1.42

(1)
Includes $56,250 paid to VOC Brazos and $90,000 paid to The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2011.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Period from November 3, 2010 (inception) through December 31, 2010	Year ended December 31, 2011
Trust corpus, beginning of period	$—	$1,000
Investment in net profits interest—May 10, 2011	—	140,591,606
Cash proceeds	—	24,852,638
Advance from VOC Brazos Energy Partners, L.P.	1,000	—
Cash distributions	—	(24,140,000)
Trust expenses	—	(415,491)
Amortization of net profits interest	—	(7,270,490)

Trust corpus, end of period	$1,000	$133,619,263

The accompanying notes are an integral part of these financial statements.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS

NOTE A—ORGANIZATION OF THE TRUST

        VOC Energy Trust (the "Trust") is a statutory trust formed on November 3, 2010 (capitalized on December 17, 2010), under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 3, 2010 (as amended and restated on May 10, 2011, the "Trust Agreement") among VOC Brazos Energy Partners, L.P., a Texas limited partnership ("VOC Brazos"), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders.

        VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Texas. VOC Kansas Energy Partners, L.L.C., a Kansas limited liability company ("VOC Kansas"), is a privately-held limited liability company engaged in the production and development of oil and natural gas from properties primarily located in Kansas along with a limited number of Texas properties. In connection with the closing of the initial public offering of units of beneficial interest in the Trust ("Trust Units") in May 2011, VOC Brazos acquired all of the membership interests in VOC Kansas in exchange for newly issued limited partner interests in VOC Brazos pursuant to a Contribution and Exchange Agreement, dated August 30, 2010, as amended, by and between VOC Brazos and VOC Kansas. This resulted in VOC Kansas becoming a wholly-owned subsidiary of VOC Brazos.

        In connection with the May 2011 closing of the initial public offering and in exchange for 17,000,000 Trust Units, VOC Brazos and VOC Kansas conveyed a term net profits interest representing the right to receive 80% of the net proceeds (calculated as described below in Note C) from production from the Underlying Properties (as defined below) (the "Net Profits Interest"). The Net Profits Interest consists of working interests in substantially all of the oil and natural gas properties held by VOC Brazos and VOC Kansas in the States of Kansas and Texas as of the date of the conveyance of the Net Profits Interest to the Trust. We refer to the properties in which the Trust holds the Net Profits Interest as the "Underlying Properties."

        The Net Profits Interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the Underlying Properties. The Net Profits Interest entitles the Trust to receive 80% of the net proceeds attributable to the net profits interest during the term of the Trust. The Net Profits Interest will terminate on the later to occur of (1) December 31, 2030 or (2) the time when 10.6 million barrels of oil equivalent ("MMBoe") (which is the equivalent of 8.5 MMBoe in respect of the Net Profits Interest) have been produced from the Underlying Properties and sold, and the Trust will soon thereafter wind up its affairs and terminate.

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—TRUST ACCOUNTING POLICIES

        A summary of the significant accounting policies of the Trust follows.

1.    Basis of accounting

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

        The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, Trust corpus, and distributable income as follows:

  (a)
  Income from Net Profits Interest is recorded when distributions are received by the Trust;

  (b)
  Distributions to Trust unitholders are recorded when paid by the Trust;

  (c)
  Trust general and administrative expenses (which includes the Trustee's fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

  (d)
  Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under generally accepted accounting principles generally accepted in the United States of America ("U.S. GAAP");

  (e)
  Amortization of the investment in Net Profits Interest calculated using the units-of-production method based upon total estimated proved reserves, is charged directly to trust corpus and does not affect distributable income; and

  (f)
  The Trust evaluates its investment in the Net Profits Interest periodically for impairment purposes. The Trust will provide a write-down to its investment in the Net Profits Interest if and when that total capitalized costs, less accumulated amortization, exceed undiscounted future net cash flows attributable to the Trust's interests in the proved oil and gas reserves of the Underlying Properties.

While these statements differ from financial statements prepared in accordance with U.S. GAAP, the modified cash basis of reporting revenues and distributions is considered most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts.

        This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (the "SEC") as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2011 that would impact the financial statements of the Trust.

2.    Cash equivalents

        For purposes of these statements, the Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—TRUST ACCOUNTING POLICIES (Continued)

3.    Use of estimates

        The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

        Significant estimates affecting these financial statements include estimates of proved oil and gas reserves, which are used to compute the Trust's amortization of net profits interest.

NOTE C—NET PROFITS INTEREST

        Under the conveyance (as defined in Note I), 80% of the aggregate net proceeds attributable to the sale of oil and natural gas production from the Underlying Properties for each calendar quarter will be paid to the Trust on or before the 30th day of the month following the end of each quarter. VOC Brazos will not pay to the Trust any interest on the net proceeds held by VOC Brazos prior to payment to the Trust. The Trustee will make distributions to Trust unitholders quarterly.

        "Gross proceeds" means the aggregate amount received by VOC Brazos from sales of oil and natural gas produced from the Underlying Properties (other than amounts received for certain future non-consent operations). However, gross proceeds does not include consideration for the transfer or sale of any underlying property by VOC Brazos or any subsequent owner to any new owner. Gross proceeds also does not include any amount for oil or natural gas lost in production or marketing or used by the owner of the Underlying Properties in drilling, production and plant operations. Gross proceeds includes payments for future production if they are not subject to repayment in the event of insufficient subsequent production.

        "Net proceeds" means gross proceeds less the following costs:

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

  •
  all other costs and expenses, development costs and liabilities of drilling, recompleting, workovers, operating and producing oil and natural gas, including allocated expenses such as labor, vehicle and travel costs and materials and any plugging and abandonment liabilities (net of any development costs for which a reserve had already been made to the extent such

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—NET PROFITS INTEREST (Continued)

    development costs are incurred during the computation period) other than costs and expenses for certain future non-consent operations;

  •
  costs or charges associated with gathering, treating and processing oil and natural gas (provided, however, that any proceeds attributable to treatment or processing will offset such costs or changes, if any);

  •
  any overhead charge incurred pursuant to any operating agreement or other arrangement relating to an Underlying Property as permitted under the applicable conveyance, including the overhead fees payable by VOC Brazos to its affiliates Vess Oil Corporation ("Vess Oil"), L.D. Drilling Inc. and Davis Petroleum (Vess Oil, L.D. Drilling Inc. and Davis Petroleum are referred to collectively as the "VOC Operators");

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

        All of the hedge payments received by VOC Brazos from hedge contract counterparties upon settlements of hedge contracts and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells, as detailed in the conveyance, will offset the costs outlined above in calculating the net proceeds. If the hedge payments received by VOC Brazos and certain other non-production revenues exceed the costs during a quarterly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next quarterly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable quarter, are less than the costs arising in such quarter. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe (which is the equivalent of 8.5 MMBoe in respect of the Net Profits Interest) have been produced from the Underlying Properties and sold, then Trust unitholders will not be entitled to receive the benefit of such excess amounts.

        During each twelve-month period beginning on the later to occur of (1) December 31, 2027 and (2) the time when 9.8 MMBoe have been produced from the Underlying Properties and sold (which is the equivalent of 7.8 MMBoe in respect of the Net Profits Interest) (in either case, the "Capital Expenditure Limitation Date"), the sum of the development expenditures and amounts reserved for approved development expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The "Average Annual Capital Expenditure Amount" means the quotient of (x) the sum of the development expenditures and amounts reserved for approved

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—NET PROFITS INTEREST (Continued)

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

        The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)

Net property value to be conveyed	175,739,508

Times 80% net profits interest to Trust	$140,591,606

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE ACTIVITIES

Year ended December 31, 2011
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$32,315,797
Times net profits interest over the term of the Trust	80%

Income from net profits interest and hedge activities	25,852,638
Cash reserve(2)	(1,000,000)

Total cash proceeds received by the Trust(3)	$24,852,638

(1)
Per the terms of the Net Profits Interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per the terms of the Net Profits Interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time and did so during the year ended December 31, 2011.

(3)
The cash proceeds received by the Trust are based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; however, because of the terms of the Net Profits Interest and because the first payment thereon to the Trust occurred in August 2011, the cash received by the Trust during the year ended December 31, 2011 substantially represents the cash received by VOC Brazos from January 2011 through August 2011.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE ACTIVITIES (Continued)

        For the year ended December 31, 2011, MV Purchasing, LLC purchased 38% of the production from the Underlying Properties.

NOTE E—INCOME TAXES

        Tax counsel to the Trust advised the Trust at the time of formation that, under then current tax laws, in its opinion the net profits interest should be treated as a debt instrument for federal income tax purposes, and the Trust should be required to treat a portion of each payment it receives with respect to the net profits interest as interest income in accordance with the "noncontingent bond method" under the original issue discount rules contained in the Internal Revenue Code of 1986, as amended, and the corresponding regulations. Tax counsel to the Trust also advised the Trust at the time of formation that in its opinion the Trust will be treated as a grantor trust for federal income tax purposes. On the basis of this advice, Trust unitholders will be considered to own and receive the Trust's assets and income and will be directly taxable thereon as if no trust were in existence. No provision for federal or state income taxes has been made in the accompanying statements.

NOTE F—DISTRIBUTIONS TO UNITHOLDERS

        The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 30 day following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

        On July 20, 2011, the Trust announced a Trust distribution to unitholders of record on August 1, 2011 of $14.6 million, or $0.86 per unit, which was paid on August 15, 2011. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2011 through June 30, 2011, less a $1.0 million cash reserve established by VOC Brazos for future development, maintenance or operating expenditures.

        On October 18, 2011, the Trust announced a Trust distribution to unitholders of record on October 31, 2011 of $9.5 million, or $0.56 per unit, which was paid on November 15, 2011. Such distribution is comprised of the net proceeds of production collected by VOC Brazos from July 1, 2011 through September 30, 2011.

        As of December 31, 2011, cumulatively, since inception, VOC Energy Trust has received payment for 442,918 net barrels of oil equivalent (unaudited).

NOTE G—RELATED PARTY TRANSACTIONS

        Trustee Administrative Fee.    Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee and $2,500 to the Delaware Trustee.

        Agreement with VOC Brazos.    The Trustee, not in its individual capacity but solely as trustee of the Trust, entered into an administrative services agreement with VOC Brazos in May 2011. See Note I.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the year ended December 31, 2011, there were no borrowings or amounts owed for money borrowed in previous quarters. Any advances will be shown as additions to Trust Corpus when the borrowing is made and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

NOTE I—PUBLIC OFFERING

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

        Registration Rights Agreement.    On May 10, 2011, VOC Partners and the Trust entered into a Registration Rights Agreement (the "Registration Rights Agreement") whereby VOC Partners, its affiliates and certain permitted transferees holding registrable securities are entitled, 180 days after the effectiveness of the Registration Rights Agreement and upon receipt by the Trustee of written notice from holders of a majority of the registrable securities, to demand that the Trust effect the registration of the registrable securities under the Securities Act of 1933, as amended. The holders of the registrable securities are entitled to demand a maximum of three such registrations.

        Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment.    On May 10, 2011, VOC Brazos, VOC Kansas, and the Trustee, entered into a Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment (the "conveyance") whereby, for good and valuable consideration, including the issuance by the Trust to VOC Brazos of 17,000,000 Trust Units, VOC Brazos and VOC Kansas transferred to the Trust the Net Profits Interest. Under the conveyance, VOC Brazos and VOC Kansas paid the Trust an additional amount representing 80% of the net profits from all of VOC Brazos' and VOC Kansas' interests in such oil and natural gas properties for the production period from January 1, 2011 to May 10, 2011, such payment being referred to as the "Pre-Effective Time Payment".

        Administrative Services Agreement.    On May 10, 2011, VOC Brazos and the Trustee, not in its individual capacity but solely as trustee of the Trust, entered into an administrative services agreement (the "Administrative Services Agreement") whereby, in connection with the conveyance of the Net Profits Interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the Net Profits Interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Net Profits Interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—OTHER EVENTS

  Subsequent event

        On January 19, 2012, the Trust announced a Trust distribution to unitholders of record on January 30, 2012 of $7.5 million, or $0.44 per unit, which was paid on February 14, 2012. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from October 1, 2011 through December 31, 2011.

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's Modernization of Oil and Gas Reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2010 and 2011 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2010 and 2011 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

        The reserve data below represent estimates only and should not be construed as being exact. Moreover, the discounted values should not be construed as representative of the current market value of the Net Profits Interest. A market value determination would include many additional factors including: (i) anticipated future oil and gas prices; (ii) the effect of federal income taxes, if any, on the Trust; (iii) an allowance for return on investment; (iv) the effect of governmental legislation; (v) the value of additional potential reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities; and (vi) other business risks.

        The following tables set forth (i) the estimated net quantities of proved, proved developed and proved undeveloped oil and natural gas reserves attributable to the Trust, and (ii) the standardized measure of the discounted future net profits interest income attributable to the Trust and the nature of changes in such standardized measure between years. These tables are prepared on the accrual basis, which is the basis on which VOC Brazos maintains its production records and is different from the basis on which the Trust is reporting.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)
Proved reserves
Balance at December 31, 2010	7,711,666	4,819,193

Revisions of previous estimates	207,348	(159,215)
Production	(607,492)	(460,228)

Balance at December 31, 2011	7,311,522	4,199,750

Proved developed reserves
December 31, 2010	6,636,824	4,068,247

December 31, 2011	6,529,856	3,727,737

Proved undeveloped reserves
December 31, 2010	1,074,842	750,946

December 31, 2011	781,666	472,013

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2010 and 2011.

	2010	2011
Future cash inflows	$596,970,450	$680,134,350
Future costs
Production	(195,967,133)	(206,138,211)
Development	(21,706,717)	(15,975,389)

Future net cash flows	379,296,600	458,020,750
Less 10% discount factor	(170,744,150)	(199,746,625)

Standardized measure of discounted future net cash flows	$208,552,450	$258,274,125

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

2011
Standardized measure at beginning of year(1)	$208,552,450
Net proceeds to the Trust	(25,852,638)
Net payments received to settle hedge contracts	281,303

Net proceeds to the Trust, exclusive of net payments received to settle hedge contracts	(25,571,335)
Net changes in price and production costs	51,643,152
Changes in estimated future development costs	(1,773,092)
Development costs incurred during the year	6,023,840
Revisions of quantity estimates	7,428,660
Accretion of discount	20,855,245
Changes in production rates, timing and other	(8,884,795)

Standardized measure at end of year	$258,274,125

(1)
The conveyance of the Net Profits Interest took place on May 10, 2011; however, the reserves are presented as of December 31, 2010.

        The average, first-day-of-the-month price during the 12-month period for 2010 and 2011 used in determining future net revenues related to the standardized measure calculation are as follows:

	2010	2011
Oil (per Bbl)	$74.00	$90.00
Gas (per Mcf)	$5.46	$5.25

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2011:
Income from net profits interest	N/A	N/A	$15,132	$9,721
Distributable income	N/A	N/A	$14,620	$9,520
Distributions per unit	N/A	N/A	$0.8600	$0.5600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of VOC Brazos Energy Partners, L.P.:

        We have audited the accompanying combined statements of historical revenues and direct operating expenses of the Predecessor Underlying Properties, consisting of the Underlying Properties of VOC Brazos Energy Partners, L.P. ("VOC Brazos") and the Underlying Properties of VOC Kansas Energy Partners, L.L.C. under common control with VOC Brazos, for each of the two years in the period ended December 31, 2010. These statements are the responsibility of the management of VOC Brazos. Our responsibility is to express an opinion on these statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Predecessor Underlying Properties is not required to have, nor were we engaged to perform, an audit of Predecessor Underlying Properties' internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Predecessor Underlying Properties' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying combined statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note B to the statements and are not intended to be a complete presentation of VOC Brazos' interests in the Predecessor Underlying Properties.

        In our opinion, the combined statements referred to above present fairly, in all material respects, the historical revenues and direct operating expenses, described in Note B, of the Predecessor Underlying Properties for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Wichita, Kansas
March 22, 2011

Predecessor Underlying Properties

COMBINED STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

	Year Ended December 31,
	2009	2010
Revenues:
Oil sales	$22,757,639	$36,914,333
Natural gas sales	1,510,884	2,396,637
Hedge and other derivative income (expense)	1,477,248	(707,371)

Total	25,745,771	38,603,599
Bad debt recovery	719,061	—
Direct operating expenses:
Lease operating expenses	6,787,857	7,325,042
Production and property taxes	1,646,052	2,720,313

Total	8,433,909	10,045,355

Excess of revenues over direct operating expenses	$18,030,923	$28,558,244

The accompanying notes are an integral part of these combined statements.

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

For the years ended December 31, 2009 and 2010

NOTE A—PROPERTIES

        The Predecessor Underlying Properties consist of working interests in substantially all of the oil and natural gas properties located in Kansas and Texas owned by VOC Brazos Energy Partners, L.P. ("VOC Brazos") and working interests in substantially all of the oil and natural gas properties owned by VOC Kansas Energy Partners, LLC ("KEP") under common control with VOC Brazos Energy Partners, L.P. (the "Common Control Properties"). In connection with the closing of the initial public offering of trust units of VOC Energy Trust, pursuant to that certain Contribution and Exchange Agreement dated August 30, 2010, VOC Brazos will acquire all of the membership interests in KEP in exchange for newly issued limited partner interests in VOC Brazos, resulting in KEP becoming a wholly-owned subsidiary of VOC Brazos. As the Common Control Properties are deemed to be under common control with VOC Brazos, accounting rules specify VOC Brazos and the Common Control Properties be combined from the earliest date they came under common control. The financial data and operations of such assets are referred to herein as "Predecessor."

NOTE B—BASIS OF PRESENTATION

        The accompanying Combined Statements of Historical Revenues and Direct Operating Expenses were derived from the historical accounting records of Predecessor and reflect the historical revenues and direct operating expenses directly attributable to the Predecessor Underlying Properties for the periods described herein. Such amounts may not be representative of future operations. The statements do not include depreciation, depletion and amortization, general and administrative expenses, interest expense or other expenses of an indirect nature. The amounts represent Predecessor's net interest in the wells related to the Predecessor Underlying Properties.

        Historical financial statements representing financial position, results of operations and cash flows required by generally accepted accounting principles are not presented as such information is not readily available on an individual property basis and not meaningful to the underlying properties. Accordingly, the statements of historical revenues and direct operating expenses are presented in lieu of full financial statements prepared under Regulation S-X.

        The accompanying Combined Statements of Historical Revenues and Direct Operating Expenses included herein were prepared on an accrual basis. Revenue from oil and natural gas is recognized when sold. Direct operating expenses include lease operating expenses and production and property taxes.

        These combined statements of historical revenues and direct operating expenses do not reflect the impact of any administrative overhead costs. VOC Brazos incurred administrative overhead costs of $463,295 and $204,575 for the years ended December 31, 2009 and 2010, respectively. KEP is an amalgamation of properties held by 24 owners. Prior to their consolidation in November 2009, each owner conducted its own accounting for its respective properties, and in most cases the owners did not allocate overhead to the properties. One of the reasons the owners decided to consolidate holdings into KEP was the efficiency in sharing these overhead expenses. In the future, Vess Oil Corporation will provide these overhead services to KEP. Furthermore, trust administrative expenses are anticipated to aggregate approximately $900,000 for 2011. Administrative expenses for subsequent years could be greater or less depending on future events that cannot be predicted. Included in the $900,000 annual estimate is an annual administrative fee of $150,000 for the trustee and an annual administrative fee of

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2009 and 2010

NOTE B—BASIS OF PRESENTATION (Continued)

$2,500 for the Delaware trustee as well as an annual administrative fee payable to VOC Sponsor, which fee will total $75,000 in 2011 and will increase by 4% each year beginning in January 2012. See "The trust." The trust will pay, out of the first cash payment received by the trust, the trustee's and Delaware trustee's legal expenses incurred in forming the trust as well as the Delaware trustee's acceptance fee in the amount of $5,000. These costs will be deducted by the trust before distributions are made to trust unitholders beginning in January 2012. Furthermore, the trust will incur incremental general and administrative expenses associated with being a publicly traded entity. As a result, historical overhead costs are not indicative of the future overhead costs that will be borne by VOC Energy Trust, which are expected to be approximately $900,000 in 2011.

        VOC Brazos has entered into certain swap agreements to mitigate the effects of fluctuations in the prices of crude oil. These agreements involve the exchange of amounts based on a fluctuating oil price for amounts based on a fixed oil price over the life of the agreement, without an exchange of the notional amount upon which the payments are based. VOC Brazos accounts for substantially all of the swap agreements as cash flow hedges. The effective portion of the unrealized gain or loss on the swap agreement is recorded as a component of the accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. The unrealized gain or loss on the derivative instrument as well as the swap agreements not qualifying as cash flow hedges are reflected as hedge and other derivative activity in the accompanying Combined Statements of Historical Revenues and Direct Operating Expenses.

        The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        In December 2009, Predecessor adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves to the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The new rules revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year, rather than the year-end price, be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2009 and 2010 has been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively. The 2008 data is presented in accordance with SEC oil and gas disclosure requirements effective during those periods.

        Estimates of the proved oil and gas reserves attributable to the Predecessor Underlying Properties as of December 31, 2008, 2009 and 2010 are based on reports of Cawley, Gillespie & Associates, Inc.,

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2009 and 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

independent petroleum and geological engineers, and the contract property management engineering staff of Predecessor who operate the underlying properties, in accordance with SEC rules and regulations. Such estimates give effect to the combination of (i) the estimates of proved oil and gas reserves attributable to VOC Brazos, based on the report of Cawley, Gillespie & Associates, Inc., and (ii) the estimates of proved oil and gas reserves attributable to the Common Control Properties, calculated by adjusting the estimated reserves attributable to specified working interest percentages held by KEP outlined in the Cawley, Gillespie & Associates, Inc. reserve report to reflect the working interest percentages held in the Common Control Properties. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

        The reserve data below represent estimates only and should not be construed as being exact. Moreover, the discounted values should not be construed as representative of the current market value of the oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future oil and gas prices; (ii) the effect of federal income taxes, if any, on Predecessor Underlying Properties; (iii) an allowance for return on investment; (iv) the effect of governmental legislation; (v) the value of additional potential reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities; and (vi) other business risks.

        The following tables set forth (i) the estimated net quantities of proved, proved developed and proved undeveloped oil and natural gas reserves attributable to the oil and natural gas properties, and (ii) the standardized measure of the discounted future net profits interest income attributable to the oil and gas properties and the nature of changes in such standardized measure between years. These tables are prepared on the accrual basis, which is the basis on which Predecessor maintains its production records. The data presents the proved reserves attributable to the Predecessor Underlying Properties for the economic life of such properties and is not limited to the term of the trust.

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2009 and 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)
Proved reserves:
Balance at December 31, 2008	6,496,149	4,224,033
Revisions of previous estimates	1,790,387	634,099
Purchase of minerals in place	63,928	59,689
Extensions and discoveries	149,533	—
Production	(407,415)	(414,730)

Balance at December 31, 2009	8,092,582	4,503,091
Revisions of previous estimates	659,977	1,041,826
Production	(494,876)	(446,979)

Balance at December 31, 2010	8,257,683	5,097,938

Proved developed reserves:
December 31, 2008	5,770,190	3,928,995

December 31, 2009	6,729,632	3,854,008

December 31, 2010	6,799,873	3,992,358

Proved undeveloped reserves:
December 31, 2008	725,959	295,038

December 31, 2009	1,362,950	649,083

December 31, 2010	1,457,810	1,105,580

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Future oil and natural gas sales and production and development costs have been estimated in accordance with the SEC Modernization of Oil and Gas Reporting Rules for 2009 and 2010.

        The standardized measure of discounted future net cash flows (the "Standardized Measure") represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, production and plugging and abandonment costs, discounted at 10% per annum, or PV-10 value, to reflect timing of future cash flows. Production costs do not include depreciation, depletion and amortization of capitalized acquisition, exploration and development costs. Because Predecessor bears no federal income tax expense and taxable income is passed through to the partners of Predecessor, no provision for federal or state income taxes is included in the reserve report or in the calculation of the Standardized Measure.

        Estimated proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to transactions, and were held constant throughout the life of the properties. The index prices were $44.60 per barrel for oil and

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2009 and 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

$5.62 per MMBtu for natural gas at December 31, 2008, and the unweighted arithmetic average first-day of-the-month prices for the prior 12 months were $61.18 per barrel for oil and $3.83 per MMBtu for natural gas at December 31, 2009 and $79.43 per barrel for oil and $4.37 per MMBtu for natural gas at December 31, 2010. For purposes of comparing natural gas prices per MMBtu and per Mcf, adjustments have been made to reflect Btu content, shrink and compression and handling charges as realized on an individual lease basis. The relevant average realized prices, adjusting in the case of crude oil for forecasted gravity, quality, transportation and marketing as well as other factors affecting the price received at the wellhead, were $39.49 per barrel for oil and $5.61 per Mcf for natural gas at December 31, 2008, $55.82 per barrel for oil and $4.58 per Mcf for natural gas at December 31, 2009 and $74.22 per barrel for oil and $5.02 per Mcf for natural gas at December 31, 2010. The impact of the adoption of the authoritative guidance of the Financial Accounting Standard Board (the "FASB") on the SEC oil and gas reserve estimation final rule on our financial statements is not practicable to estimate due to the operation and technical challenges associated with calculating a cumulative effect of adoption by preparing reserve reports under both the old and new rules.

        Changes in the demand for oil and natural gas, inflation, and other factors made such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of current market value of the proved reserves attributable to Predecessor's reserves.

        The Standardized Measure relating to Predecessor's proved reserves at December 31, 2009 and 2010 is shown below:

	2009	2010
Future cash inflows	$479,804,227	$648,185,108
Future costs
Production	(192,121,342)	(223,916,334)
Development	(25,183,887)	(25,384,253)

Future net cash flows	262,498,998	398,884,521

Less 10% discount factor	(142,117,093)	(218,408,117)

Standardized measure of discounted future net cash flows	$120,381,905	$180,476,404

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2009 and 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        The following table sets forth the changes in the Standardized Measure applicable to Predecessor's proved oil and natural gas reserves for the years ended December 31, 2009 and 2010:

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2009	2010
Standardized measure at beginning of year	$59,940,454	$120,381,905
Sales of oil and gas produced, net of production costs	(15,788,110)	(29,265,616)
Net changes in price and production costs	41,451,566	52,703,598
Extensions, discoveries and improved recovery, net of future production and development costs	5,890,961	—
Changes in estimated future development costs	(14,381,027)	(14,568,030)
Development costs incurred during the period which reduce future development costs	2,700,100	7,599,939
Revisions of quantity estimates	29,413,203	15,664,245
Accretion of discount	5,994,045	12,038,190
Purchase of reserves in place	1,567,625	—
Change in production rates, timing and other	3,593,088	15,922,173

Standardized measure at end of year	$120,381,905	$180,476,404

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of VOC Kansas Energy Partners, LLC:

        We have audited the accompanying statements of historical revenues and direct operating expenses of the Acquired Underlying Properties, consisting of the Underlying Properties of VOC Kansas Energy Partners, LLC ("KEP") not under common control with VOC Brazos Energy Partners, L.P., for each of the two years in the period ended December 31, 2010. These statements are the responsibility of management of KEP. Our responsibility is to express an opinion on these statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Acquired Underlying Properties is not required to have, nor were we engaged to perform, an audit of Acquired Underlying Properties' internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Acquired Underlying Properties' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audits provide a reasonable basis for our opinions.

        The accompanying statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note B to the statements and are not intended to be a complete presentation of KEP's interests in the Acquired Underlying Properties.

        In our opinion, the statements referred to above present fairly, in all material respects, the historical revenues and direct operating expenses, described in Note B, of the Acquired Underlying Properties for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Wichita, Kansas
March 22, 2011

Acquired Underlying Properties

STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

	Year Ended December 31,
	2009	2010
Revenues:
Oil sales	$17,602,148	$23,272,803
Natural gas sales	780,880	842,035

Total	18,383,028	24,114,838
Direct operating expenses:
Lease operating expenses	5,969,209	6,401,987
Production and property taxes	1,169,798	1,416,534

Total	7,139,007	7,818,521

Excess of revenues over direct operating expenses	$11,244,021	$16,296,317

The accompanying notes are an integral part of these statements.

Acquired Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

For the years ended December 31, 2009 and 2010

NOTE A—PROPERTIES

        The Acquired Underlying Properties consist of working interests in substantially all oil and natural gas properties located in Kansas owned by VOC Kansas Energy Partners, LLC ("KEP") which are not under common control with VOC Brazos Energy Partners, L.P. ("VOC Brazos"). In connection with the closing of the initial public offering of trust units of VOC Energy Trust, pursuant to that certain Contribution and Exchange Agreement dated August 30, 2010, VOC Brazos will acquire all of the membership interests in KEP in exchange for newly-issued limited partner interests in VOC Brazos.

NOTE B—BASIS OF PRESENTATION

        The accompanying Statements of Historical Revenues and Direct Operating Expenses were derived from the historical accounting records of KEP and reflect the historical revenues and direct operating expenses directly attributable to the Acquired Underlying Properties for the periods described herein. Such amounts may not be representative of future operations. The statements do not include depreciation, depletion and amortization, general and administrative expenses, interest expense or other expenses of an indirect nature. The amounts represent KEP's net interest in the wells relating to the Acquired Underlying Properties.

        Historical financial statements representing financial position, results of operations and cash flows required by generally accepted accounting principles are not presented as such information is not readily available on an individual property basis and not meaningful to the underlying properties. Accordingly, the statements of historical revenues and direct operating expenses are presented in lieu of financial statements prepared under Rule 3-05 of Regulation S-X.

        The accompanying Statements of Historical Revenues and Direct Operating Expenses included herein were prepared on an accrual basis. Revenue from oil and natural gas sales is recognized when sold. Direct operating expenses include lease operating expenses and production and property taxes.

        These Statements of Historical Revenues and Direct Operating Expenses do not reflect the impact of any administrative overhead costs. KEP is an amalgamation of properties held by 24 owners. Prior to their consolidation in November 2009, each owner conducted its own accounting for its respective properties, and in most cases the owners did not allocate overhead to the properties. One of the reasons the owners decided to consolidate holdings into KEP was the efficiency in sharing these overhead expenses. In the future, Vess Oil Corporation will provide these overhead services to KEP. Furthermore, trust administrative expenses are anticipated to aggregate approximately $900,000 for 2011. Administrative expenses for subsequent years could be greater or less depending on future events that cannot be predicted. Included in the $900,000 annual estimate is an annual administrative fee of $150,000 for the trustee and an annual administrative fee of $2,500 for the Delaware trustee as well as an annual administrative fee payable to VOC Sponsor, which fee will total $75,000 in 2011 and will increase by 4% each year beginning in January 2012. See "The trust." The trust will pay, out of the first cash payment received by the trust, the trustee's and Delaware trustee's legal expenses incurred in forming the trust as well as the Delaware trustee's acceptance fee in the amount of $5,000. These costs will be deducted by the trust before distributions are made to trust unitholders beginning in January 2012. Furthermore, the trust will incur incremental general and administrative expenses associated with being a publicly traded entity. As a result, historical overhead costs are not indicative of the future

Acquired Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2009 and 2010

NOTE B—BASIS OF PRESENTATION (Continued)

overhead costs that will be borne by VOC Energy Trust, which are expected to be approximately $900,000 in 2011.

        The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        In December 2009, KEP adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves to the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The new rules revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year, rather than the year-end price, be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2009 and 2010 has been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively. The 2008 data is presented in accordance with SEC oil and gas disclosure requirements effective during those periods.

        Estimates of the proved oil and gas reserves attributable to the Acquired Underlying Properties as of December 31, 2008, 2009 and 2010 are based on the report of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of KEP who operate the underlying properties, in accordance with SEC rules and regulations. Such estimates are calculated by adjusting the estimated reserves attributable to specified working interest percentages held by KEP outlined in the Cawley, Gillespie & Associates, Inc. reserve report to reflect the working interest percentages held in the Acquired Underlying Properties. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

        The reserve data below represent estimates only and should not be construed as being exact. Moreover, the discounted values should not be construed as representative of the current market value of the oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future oil and natural gas prices; (ii) the effect of federal income taxes, if any, on the Acquired Underlying Properties; (iii) an allowance for return on investment; (iv) the effect of

Acquired Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2009 and 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

governmental legislation; (v) the value of additional potential reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities; and (vi) other business risks.

        The following tables set forth (i) the estimated net quantities of proved, proved developed and proved undeveloped oil, and natural gas reserves attributable to the oil and gas properties, and (ii) the standardized measure of the discounted future net profits interest income attributable to the oil and gas properties and the nature of changes in such standardized measure between years. These tables are prepared on the accrual basis, which is the basis on which KEP maintains its production records. The data presents the proved reserves attributable to the Acquired Underlying Properties for the economic life of such properties and is not limited to the term of the trust.

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)
Proved reserves:
Balance at December 31, 2008	3,182,166	2,632,866
Revisions of previous estimates	849,297	(461,342)
Purchase of minerals in places	64,733	65,972
Extensions and discoveries	65,804	—
Production	(324,329)	(278,022)

Balance at December 31, 2009	3,837,671	1,959,474
Revisions of previous estimates	767,948	124,153
Production	(321,661)	(232,254)

Balance at December 31, 2010	4,283,958	1,851,373

Proved developed reserves:
December 31, 2008	3,182,166	2,632,866

December 31, 2009	3,837,671	1,959,474

December 31, 2010	4,171,465	1,851,373

Proved undeveloped reserves:
December 31, 2008	—	—

December 31, 2009	—	—

December 31, 2010	112,493	—

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Future oil and natural gas sales and production and development costs for 2009 and 2010 have been estimated in accordance with the SEC Modernization of Oil and Gas Reporting Rules.

Acquired Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2009 and 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        The standardized measure of discounted future net cash flows (the "Standardized Measure") represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, production and plugging and abandonment costs, discounted at 10% per annum, or PV-10 value, to reflect timing of future cash flows. Production costs do not include depreciation, depletion and amortization of capitalized acquisition, exploration and development costs. Because KEP bears no federal income tax expense and taxable income is passed through to the members of KEP, no provision for federal or state income taxes is included in the reserve report or in the calculation of the Standardized Measure.

        Estimated proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The index prices were $44.60 per barrel for oil and $5.62 per MMBtu for natural gas at December 31, 2008, and the unweighted arithmetic average first-day of-the-month prices for the prior 12 months were $61.18 per barrel for oil and $3.83 per MMBtu for natural gas at December 31, 2009 and $79.43 per barrel for oil and $4.37 per MMBtu for natural gas at December 31, 2010. The relevant average realized prices, adjusting in the case of crude oil for forecasted gravity, quality, transportation and marketing as well as other factors affecting the price received at the wellhead, were $39.49 per barrel for oil and $5.61 per Mcf for natural gas at December 31, 2008, $55.82 per barrel for oil and $4.58 per Mcf for natural gas at December 31, 2009, and $74.22 per barrel for oil and $5.02 per Mcf for natural gas at December 31, 2010. The impact of the adoption of the authoritative guidance of the Financial Accounting Standard Board (the "FASB") on the SEC oil and gas reserve estimation final rule on our financial statements is not practicable to estimate due to the operation and technical challenges associated with calculating a cumulative effect of adoption by preparing reserve reports under both the old and new rules.

        Changes in the demand for oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of current market value of the proved reserves attributable to the reserves of the Acquired Underlying Properties.

        The Standardized Measure relating to the proved reserves of the Acquired Underlying Properties at December 31, 2009 and 2010 is shown below:

	2009	2010
Future cash inflows	$212,587,116	$319,037,861
Future costs
Production	(103,484,949)	(146,343,958)
Development	(133,055)	(1,749,143)

Future net cash flows	108,969,112	170,944,760
Less 10% discount factor	(50,661,158)	(83,138,265)

Standardized measure of discounted future net cash flows	$58,307,954	$87,806,495

Acquired Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2009 and 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        The following table sets forth the changes in the Standardized Measure applicable to the proved oil and natural gas reserves of the Acquired Underlying Properties for the years ended December 31, 2009 and 2010:

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

	2009	2010
Standardized measure at beginning of year	$34,675,250	$58,307,954
Sales of oil and gas produced, net of production costs	(11,244,020)	(16,296,317)
Net changes in price and production costs	13,629,634	21,385,452
Extensions, discoveries and improved recovery, net of future production and development costs	2,700,702	—
Changes in estimated future development costs	(123,046)	(1,545,676)
Development costs incurred during the period which reduce future development costs	—	133,055
Revisions of quantity estimates	13,536,403	16,130,251
Accretion of discount	3,467,525	5,830,796
Purchase of reserves in place	1,582,671	—
Change in production rates, timing and other	82,835	3,860,980

Standardized measure at end of year	$58,307,954	$87,806,495

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Evaluation of disclosure controls and procedures.    The trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and regulations promulgated by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the trust is accumulated and communicated by VOC Brazos to the trustee, as trustee of the trust, and its employees who participate in the preparation of the trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the trustee carried out an evaluation of the trust's disclosure controls and procedures. Mike Ulrich, as trust officer of the trustee, has concluded that the disclosure controls and procedures of the trust are effective.

        Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by VOC Brazos, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See "Risk Factors—Neither the trust nor the trust's unitholders have the ability to influence VOC Brazos or control the operations or development of the underlying properties" in this Form 10-K, and "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations" for a description of certain risks relating to these arrangements and reliance on information when reported by VOC Brazos to the trustee and recorded in the trust's results of operations.

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2011, there was no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

        This Form 10-K does not include a report of the trust's assessment regarding internal control over financial reporting or an attestation report of the trust's registered public accounting firm due to a transition period established by rules of the SEC for newly public entities.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The trust has no directors or executive officers. The trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding trust units at a meeting at which a quorum is present.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2011, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

Audit Committee and Nominating Committee

        Because the trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

        The trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the trustee must comply with the bank's code of ethics.

Item 11.    Executive Compensation.

        During the year ended December 31, 2011, the trustee received compensation from the trust in the amount of $90,000. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 28, 2012 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Kayne Anderson Capital Advisors, L.P.(3)	1,134,552	6.7%
Richard A. Kayne(3)	1,134,552	6.7%

(1)
Based on 17,000,000 trust units outstanding as of March 28, 2012.

(2)
The information is based on a Schedule 13D filing with the SEC on August 18, 2011. The address of the beneficial owner is 1700 Waterfront Parkway, Building 500, Wichita, KS 67206.

(3)
The information is based on a Schedule 13G/A filing with the SEC on February 9, 2012. The reported units are owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P., as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The address of the beneficial owner is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067.

(b)
Security Ownership of Management.

        Not applicable.

(c)
Changes in Control.

        The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Under the terms of the conveyance governing the net profits interest and the assignment of the interest in the hedge contracts, VOC Brazos is obligated to make certain payments to the trust on a quarterly basis. Please see "Item 1. Business—Computation of Net Proceeds" for more information about these agreements.

Administrative Services Agreement

        The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee of $75,000 is payable in equal quarterly installments and will increase by 4% each year beginning in January 2012. For 2011, $56,250 was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.

Registration Rights

        The trust entered into a registration rights agreement with VOC Brazos in connection with VOC Brazos' conveyance to the trust of the net profits interest. In the registration rights agreement, the trust agreed, for the benefit of VOC Brazos and any transferee of its trust units (each, a "holder"), to register the trust units it holds. Specifically, the trust agreed:

  •
  subject to certain restrictions, to use its reasonable best efforts to file a registration statement, including, if so requested, a shelf registration statement, with the SEC as promptly as practicable following receipt of a notice requesting the filing of a registration statement from holders representing a majority of the then outstanding registrable trust units;

  •
  to use its reasonable best efforts to cause the registration statement or shelf registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof; and

  •
  to continuously maintain the effectiveness of the registration statement under the Securities Act for 90 days (or for three years if a shelf registration statement is requested) after the effectiveness thereof or until the trust units covered by the registration statement have been sold pursuant to such registration statement or until all registrable trust units:

    •
    have been sold pursuant to Rule 144 under the Securities Act if the transferee thereof does not receive "restricted securities;"

    •
    have been sold in a private transaction in which the transferor's rights under the registration rights agreement are not assigned to the transferee of the trust units; or

    •
    become eligible for resale pursuant to Rule 144(k) (or any similar rule then in effect under the Securities Act).

        The holders will have the right to require the trust to file up to three registration statements and will have piggyback registration rights in certain circumstances.

        In connection with the preparation and filing of any registration statement, VOC Brazos will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the trust, which will be borne by the trustee, and any underwriting discounts and commissions, which will be borne by the seller of the trust units.

Item 14.    Principal Accountant Fees and Services.

        The trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the trustee.

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2010 and 2011 and fees billed for other services rendered by Grant Thornton LLP.

	2010		2011
Audit fees	$258,232	(a)	$101,946
Audit related fees	—		—
Tax fees	—		—
All other fees	—		—

Total fees	$258,232		$101,946

(a)
2010 audit fees included fees for the 2010 audits of VOC Brazos Energy Partners, L.P.; 2010 audits of the underlying properties; as well as consents, comfort letters and review of documents filed with the SEC in connection with the initial public offering.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)(1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

  (a)(2)    Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)(3)    Exhibits

Exhibit Number		Description
3.1	—	Certificate of Trust of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on December 30, 2010 (Registration No. 333-171474))

3.2	—	Amended and Restated Trust Agreement of VOC Energy Trust, dated May 10, 2011, among VOC Brazos Energy Partners, L.P., The Bank of New York Mellon Trust Company, N.A., as Trustee of VOC Energy Trust, and Wilmington Trust Company, as Delaware Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

4.1	—	Registration Rights Agreement, dated as of May 10, 2011, by and between VOC Partners, LLC and VOC Energy Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 0001-35160))

10.1	—	Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment, dated May 10, 2011, from VOC Brazos Energy Partners, L.P. and VOC Kansas Energy Partners, LLC, to The Bank of New York Mellon Trust Company, N.A. in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

Exhibit Number			Description

10.2		—	Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

31.1	*	—	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	—	Certification furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOC ENERGY TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President

March 30, 2012

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

INDEX TO EXHIBITS

Exhibit Number			Description
3.1		—	Certificate of Trust of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on December 30, 2010 (Registration No. 333-171474))
3.2		—
Amended and Restated Trust Agreement of VOC Energy Trust, dated May 10, 2011, among VOC Brazos Energy Partners, L.P., The Bank of New York Mellon Trust Company, N.A., as Trustee of VOC Energy Trust, and Wilmington Trust Company, as Delaware Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
4.1		—
Registration Rights Agreement, dated as of May 10, 2011, by and between VOC Partners, LLC and VOC Energy Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 0001-35160))
10.1		—
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
10.2		—
Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

31.1	*	—	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	—	Certification furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

*
Filed herewith.