Form 10-Q
period 2012-06-30
VOC Energy Trust
filed 2012-08-09
CIK 1505413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

As of August 7, 2012, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30, 2012(1)	Six months ended June 30, 2012(1)
Income from net profits interest	$11,883,087	$19,498,945
Cash on hand used for Trust expenses	12,329	75,672
General and administrative expenses (2)	(165,416)	(364,617)
Distributable income	$11,730,000	$19,210,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2012)	$0.69	$1.13

(1)   The Trust first received distributable income in August 2011 and thus, has not presented a comparison of the three and six months ended June 30, 2011.

(2)   Includes $0 and $18,750 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) for the three and six months ended June 30, 2012 and $40,100 paid to The Bank of New York Mellon Trust Company, N.A during the three months ended June 30, 2012 and $80,100 during the six months ended June 30, 2012.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$222,475	$298,147
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(13,129,614)	(7,270,490)
Total assets	$127,684,467	$133,619,263

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2012 and December 31, 2011	$127,684,467	$133,619,263

VOC ENERGY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$130,738,712	$1,000	$133,619,263	$1,000
Investment in net profits interest — May 10, 2011	—	140,591,606	—	140,591,606
Income from net profits interest	11,883,087	—	19,498,945	—
Cash distributions	(11,730,000)	—	(19,210,000)	—
Trust expenses	(165,416)	—	(364,617)	—
Amortization of net profits interest	(3,041,916)	—	(5,859,124)	—
Trust corpus, end of period	$127,684,467	$140,592,606	$127,684,467	$140,592,606

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

In connection with the May 2011 closing of the initial public offering and in exchange for 17,000,000 Trust units, VOC Brazos and VOC Kansas conveyed a term net profits interest representing the right to receive 80% of the net proceeds (calculated as described below in Note 6) from production from the underlying properties (as defined below) (the “net profits interest”). The net profits interest consists of net interests in substantially all of the oil and natural gas properties held by VOC Brazos and VOC Kansas in the States of Kansas and Texas as of the date of the conveyance of the net profits interest to the Trust.  We refer to the properties in which the Trust holds the net profits interest as the “underlying properties.”

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

Note 2.   Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes that such information includes all of the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented.  The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 3.   Trust Accounting Policies

The Trust uses the modified cash basis of accounting to report Trust receipts of the term net profits interest and payments of expenses incurred. The term net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with generally accepted accounting principles) of the underlying properties plus any payments made or net of payments received in connection with the settlement of certain hedge contracts, times 80% (term net profits percentage). Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest.  Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to VOC Brazos and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2012 that would impact the financial statements of the Trust.

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

Note 5.   Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.   Income from Net Profits Interest

	Three months ended June 30, 2012	Six months ended June 30, 2012

Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$15,603,859	$23,873,681
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	12,483,087	19,098,945
Cash reserve(2)	(600,000)	400,000
Income from net profits interest(3)	$11,883,087	$19,498,945

(1)   Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)   Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended June 30, 2012, VOC Brazos increased its cash reserve by $0.6 million.  During the six months ended June 30, 2012, VOC Brazos had a net release and payment to the Trust of $0.4 million it had previously reserved.

(3)   The income from net profits interest is based upon the cash receipts from VOC Brazos from the sale of oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2012 substantially represents production by VOC Brazos from December 2011 through February 2012.  The cash received by the Trust during the six months ended June 30, 2012 substantially represents production by VOC Brazos from September 2011 through February 2012.  The net profits interest was conveyed to the Trust on May 10, 2011 and as such, there were no proceeds received by the Trust during the three and six months ended June 30, 2011.

For the three and six month periods ended June 30, 2012, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 7.   Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 8.   Distributions to Unitholders

The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust during the preceding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

On January 19, 2012, the Trust announced a Trust distribution to Trust unitholders of record on January 30, 2012 of $7.48 million, or $0.44 per Trust unit, which was paid on February 14, 2012. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from October 1, 2011 through December 31, 2011.

On April 19, 2012, the Trust announced a Trust distribution to Trust unitholders of record on April 30, 2012 of $11.73 million, or $0.69 per Trust unit, which was paid on May 15, 2012.  Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2012 through March 31, 2012.

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2012, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On July 19, 2012, the Trust announced a Trust distribution to Trust unitholders of record on July 30, 2012 of $10.2 million, or $0.60 per Trust unit, which is to be paid on August 14, 2012.  Such distribution is comprised of the net proceeds of production collected by VOC Brazos from April 1, 2012 through June 30, 2012.

Item 2.   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust’s purpose is, in general, to hold the net profits interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interest and the assigned interest in the hedge contracts and to perform certain administrative functions in respect of the net profits interest and the Trust units. The Trust derives substantially all of its income and cash flows from the net profits interest.

As used herein, references to “predecessor underlying properties” refers to those interests in oil and gas properties held by VOC Brazos and VOC Kansas, under common control with VOC Brazos; and references to “acquired underlying properties” refers to those interests in oil and gas properties held by VOC Kansas that were not under common control with VOC Brazos prior to May 10, 2011 but became under common control with VOC Brazos when it acquired the membership interests of VOC Kansas on May 10, 2011.

Results of Operations for the Quarter Ended June 30, 2012

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2012 substantially represents the production by VOC Brazos from December 2011 through February 2012.  The revenues from oil production are typically received by VOC Brazos one month after production. The Trust did not receive or disburse funds during the quarter ended June 30, 2011 as the Conveyance did not take place until May 10, 2011 and distributable income was not received until August 2011.

Excess of revenues over direct operating expenses and lease equipment and development costs from the acquired underlying properties was $15,603,859 for the three months ended June 30, 2012 ($12,483,087 attributable to the net profits interest).  Included in this amount are payments received to settle hedges totaling $18,981 in the three months ended June 30, 2012. VOC Brazos also increased the cash reserve by $0.6 million for future development, maintenance or operating expenditures from this distribution.  As a result, the total cash proceeds received by the Trust were $11,883,087 for the quarter ended June 30, 2012.

The average price received for crude oil sold was $97.83 per barrel, or Bbl, and the average price received for natural gas sold was $4.21 per thousand cubic feet, or Mcf, for the quarter ended June 30, 2012.

The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from January 1, 2012 through March 31, 2012 were 171,327 Bbls of oil and 101,814 Mcf of natural gas for a total of 188,296 barrels of oil equivalent.

The Trustee paid general and administrative expenses of $165,416 for the quarter ended June 30, 2012.  The distributable income for the quarter ended June 30, 2012 was $11,730,000.

Results of Operations for the Six Months Ended June 30, 2012

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2012 substantially represents the production by VOC Brazos from September 2011 through February 2012.  The revenues from oil production are typically received by VOC Brazos one month after production. The Trust did not receive or disburse funds during the quarter ended June 30, 2011 as the conveyance of the net profits interest did not take place until May 10, 2011 and distributable income was not received until August 2011.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $23,873,681 for the six months ended June 30, 2012 ($19,098,945 attributable to the net profits interest).  Included in this amount are payments received to settle hedges totaling $1,259,939. VOC Brazos also decreased the cash reserve by a net of $0.4 million for future development, maintenance or operating expenditures from this distribution.  As a result, the total cash proceeds received by the Trust were $19,498,945 for the six months ended June 30, 2012.

The average price received for crude oil sold was $91.51 per barrel, or Bbl, and the average price received for natural gas sold was $4.48 per thousand cubic feet, or Mcf, for the six months ended June 30, 2012.

The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from January 1, 2012 through June 30, 2012 were 324,426 Bbls of oil and 229,530 Mcf of natural gas for a total of 362,681 barrels of oil equivalent.

The Trustee paid general and administrative expenses of $364,617 for the six months ended June 30, 2012.  The distributable income for the six months ended June 30, 2012 was $19,210,000.

Comparison of Results of the Underlying Properties for the Quarters Ended June 30, 2012 and 2011

As noted above, the amounts included in the accompanying financial statements for the Trust’s six months ended June 30, 2012 reflect cash received by the Trust from production by VOC Brazos from September 2011 through February 2012. VOC Brazos distributed cash to the Trust in July 2012 that will be reflected in the Trust’s financial statements for the quarter ending September 30, 2012. The cash distributed to the Trust in July 2012 was primarily derived from production by VOC Brazos from March 2012 through May 2012. The discussion below relates to cash received by VOC Brazos during the quarters ended June 30, 2012 and 2011 and distributed to the Trust in July 2012 and in August 2011, respectively. Such distribution to the Trust in July 2012 will be reflected in the Trust’s financial statements for the quarter ending September 30, 2012.

The information in the following discussion and analysis of the three months ended June 30, 2012 and 2011 is derived from the combination of the predecessor underlying properties and the acquired underlying properties unaudited statements of historical revenues and direct operating expenses. These combined numbers for the three months ended June 30, 2012 and 2011 are not audited but are provided to assist an investor in reviewing the historical results of operations of the underlying properties.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $883,176 to $13,760,948 for the period from April 1, 2012 through June 30, 2012 from $12,877,772 for the period from April 1, 2011 through June 30, 2011. Such increase was primarily attributable to increases in the number of barrels of crude oil sold. Included in these amounts are payments made to settle hedges of $69,344 and $619,054 for the quarters ended June 30, 2012 and 2011, respectively. Totals attributable to the net profits interest were $11,008,758 and $10,302,218, respectively, which was decreased by a cash reserve for future development, maintenance or operating expenditures of $400,000 and $1,000,000 and a Trust holdback for future expenses of $408,758 and $511,500 for the quarters ending September 30, 2012 and 2011, respectively, resulting in distributable income of $10,200,000 and $8,790,718 for the quarters ending September 30, 2012 and 2011, respectively.

The average price received for crude oil sold was $98.13 per Bbl and the average price received for natural gas sold was $3.50 per Mcf for the quarter ended June 30, 2012.  The average price received for crude oil sold was $98.07 per Bbl and the average price received for natural gas sold was $4.89 per Mcf for the quarter ended June 30, 2011.

The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from April 1, 2012 through June 30, 2012 were 161,125 Bbls of oil and 106,498 Mcf of natural gas for a total of 178,875 barrels of oil equivalent. The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the quarter ended June 30, 2011 were 149,506 Bbls of oil and 118,540 Mcf of natural gas for a total of 169,262 barrels of oil equivalent.

For the quarters ended June 30, 2012 and 2011, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production from the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to hold as a reserve against future expenses.  The Trust paid, out of the first cash payment received by the Trust in August 2011, the Trustee’s and Delaware Trustee’s

legal expenses incurred in forming the Trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware Trustee’s acceptance fee in the amount of $5,000.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust.  The Trustee may authorize the Trust to borrow from the Trustee as lender provided the terms of the loan are fair to the Trust unitholders.  The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make no other short-term investments with the funds distributed to the Trust.  The Trustee has no current plans to authorize the Trust to borrow money.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six ended June 30, 2012, there were no such borrowings.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos has posted a letter of credit in the amount of $1 million in favor of the Trustee to protect the Trustee against the risk that the Trust does not have sufficient cash to pay its expenses.

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

Hedge Contracts

The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices.  As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders.  Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce.  VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month.  VOC Brazos has entered into hedge contracts for 2012 and 2013 and for the six months ending June 30, 2014, to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow.  However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price.  The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties whom VOC Brazos believes represent minimal credit risk.  The Trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.  From July 1, 2012 through June 30, 2014, VOC Brazos’ crude oil price risk management positions in swap contracts are as follows:

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

Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by VOC Brazos, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.  See “Risk Factors—Neither the Trust nor the Trust’s unitholders have the ability to influence VOC Brazos or control the operations or development of the underlying properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2012, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A. to Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Date: August 9, 2012

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