Form 10-Q
period 2012-09-30
VOC Energy Trust
filed 2012-11-13
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to

Commission File Number: 001-35160

VOC ENERGY TRUST

(Exact name of registrant as specified in its charter)

Delaware	80-6183103
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2012, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income from net profits interest	$10,608,758	$15,131,500	$30,107,703	$15,131,500
Cash on hand withheld for Trust expenses	(220,083)	(241,526)	(144,411)	(241,526)
General and administrative expenses (1)	(188,675)	(269,974)	(553,292)	(269,974)
Distributable income	$10,200,000	$14,620,000	$29,410,000	$14,620,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2012 and 2011)	$0.60	$0.86	$1.73	$0.86

(1)         Includes $39,000 and $0 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2012 and 2011, respectively, and $57,750 and $0 during the nine months ended September 30, 2012 and 2011, respectively. Also includes $40,000 and $50,000 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended September 30, 2012 and 2011, respectively, and $120,100 and $50,000 during the nine months ended September 30, 2012 and 2011, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$442,558	$298,147
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(16,019,305)	(7,270,490)
Total assets	$125,014,859	$133,619,263

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2012 and December 31, 2011	$125,014,859	$133,619,263

VOC ENERGY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$127,684,467	$140,592,606	$133,619,263	$1,000
Investment in net profits interest — May 10, 2011	—	—	—	140,591,606
Income from net profits interest	10,608,758	15,131,500	30,107,703	15,131,500
Cash distributions	(10,200,000)	(14,620,000)	(29,410,000)	(14,620,000)
Trust expenses	(188,675)	(269,974)	(553,292)	(269,974)
Amortization of net profits interest	(2,889,691)	(4,502,229)	(8,748,815)	(4,502,229)
Trust corpus, end of period	$125,014,859	$136,331,903	$125,014,859	$136,331,903

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

In connection with the May 2011 closing of the initial public offering and in exchange for 17,000,000 Trust units, VOC Brazos and VOC Kansas conveyed a term net profits interest representing the right to receive 80% of the net proceeds (calculated as described below in Note 6) from production from the underlying properties (as defined below) (the “net profits interest”). The net profits interest consists of net interests in all of the oil and natural gas properties held by VOC Brazos and VOC Kansas in the States of Kansas and Texas as of the date of the conveyance of the net profits interest to the Trust.  We refer to the properties in which the Trust holds the net profits interest as the “underlying properties.”

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

Note 2.   Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2012 that would impact the financial statements of the Trust.

Note 4.   Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of operations of the underlying properties. The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos has entered into hedge contracts for the years 2012 and 2013 and the six months ending June 30, 2014 at weighted average prices ranging from $99.01 to $102.15 per barrel of oil that hedge approximately 54% of expected oil production for such years from the proved developed producing reserves attributable to the underlying properties as of December 31, 2011. VOC Brazos entered into the hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties whom VOC Brazos believes represent minimal credit risks.  The Trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.  Upon expiration in June 2014, unitholder exposure to fluctuations in crude oil prices will increase significantly.

Note 5.   Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.   Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$13,760,948	$20,164,375	$37,634,629	$20,164,375
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	11,008,758	16,131,500	30,107,703	16,131,500
Cash reserve(2)	(400,000)	(1,000,000)	—	(1,000,000)
Income from net profits interest(3)	$10,608,758	$15,131,500	$30,107,703	$15,131,500

(1)         Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months and nine months ended September 30, 2012, VOC Brazos increased its cash reserve by $0.4 million and $0, respectively.  During the three and nine months ended September 30, 2011, VOC Brazos increased its cash reserve by $1.0 million.  The reserve balance was $1,000,000 at September 30, 2012 and 2011.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos from the sale of oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2012 substantially represents production by VOC Brazos from March 2012 through May 2012.  The cash received by the Trust during the nine months ended September 30, 2012 substantially represents production by VOC Brazos from September 2011 through May 2012.  The net profits interest was conveyed to the Trust on May 10, 2011.  Because of the terms of the Net Profits Interest and because the first payment thereon to the Trust occurred in August 2011, the cash received by the Trust during the three months and nine months ended September 30, 2011 substantially represents production by VOC Brazos from January 2011 through May 2011.

For the three and nine month periods ended September 30, 2012 and 2011, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2012 was $0.44 per Trust unit and was made on February 14, 2012 to Trust unitholders owning Trust units as of January 30, 2012. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from October 1, 2011 through December 31, 2011, and reflects a release of the $1,000,000 reserve previously established by VOC Brazos for future development, maintenance or operating expenditures.

The second quarterly distribution during 2012 was $0.69 per Trust unit and was made on May 15, 2012 to Trust unitholders owning Trust units as of April 30, 2012. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2012 through March 31, 2012, and reflects a $600,000 reserve established by VOC Brazos for future development, maintenance or operating expenditures.

The third quarterly distribution during 2012 was $0.60 per Trust unit and was made on August 14, 2012 to Trust unitholders owning Trust units as of July 30, 2012. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from April 1, 2012 through June 30, 2012, and reflects a $400,000 reserve established by VOC Brazos for future development, maintenance or operating expenditures.

The first distribution during 2011 was $0.86 per Trust unit and was made on August 15, 2011 to Trust unitholders owning Trust units as of August 1, 2011.  Such distribution was the initial distribution (as the net profits interest was conveyed to the Trust on May 11, 2011) and was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2011 through June 30, 2011, and reflects a $1.0 million reserve established by VOC Brazos for future development, maintenance or operating expenditures.

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2012, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On October 18, 2012, the Trust announced a Trust distribution to Trust unitholders of record on October 30, 2012 of $0.46 per Trust unit, which is to be paid on November 14, 2012.  Such distribution is comprised of the net proceeds of production collected by VOC Brazos from July 1, 2012 through September 30, 2012, and reflects a release of $750,000 of the reserve previously established by VOC Brazos for future development, maintenance or operating expenditures.

The Trust also announced an operational update regarding the underlying oil and gas properties subject to the Trust’s net profits interest that include properties located in Brazos County, Texas. VOC Brazos is continuing to develop the Woodbine C Sand underlying the Kurten Woodbine Unit in the area, utilizing horizontal wells completed with multiple fracture stimulations together with recompletions of existing vertical wellbores into additional pay intervals. In September 2012, VOC Brazos began producing from the first of three horizontal wells planned for 2012; the second horizontal well was abandoned due to mechanical issues with the wellbore; and the third horizontal well was spudded in October 2012. As a result of the abandoned horizontal well, future production volumes for the underlying properties associated with the one well in the Kurten Woodbine Unit will be delayed. VOC Brazos has informed the Trust that the total cost of the abandoned well with respect to the Trust’s net profits interest is estimated to be approximately $3.0 million, of which approximately $1.2 million was included in calculating the fourth quarterly distribution.  While future distributions to the Trust from the net profits interest are anticipated to be impacted by this event, this event does not impair the reserves in the Kurten Field, and the Trust will not lose barrels in connection with calculating the term of the net profits interest.  Additionally, VOC Brazos may elect to drill the abandoned well from a new location in 2013.

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

Comparison of Results of the Underlying Properties for the Quarters Ended September 30, 2012 and 2011

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2012 substantially represents the production by VOC Brazos from March 2012 through May 2012 while the cash received by the Trust from VOC Brazos during the quarter ended September 30, 2011 substantially represents the production by VOC Brazos from January 2011 through May 2011, as the conveyance of the net profits interest took take place on May 10, 2011 and the first distribution was not received until August 2011. The revenues from oil production are typically received by VOC Brazos one month after production.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $6,403,427 to $13,760,948 for the period from April 1, 2012 through June 30, 2012, from $20,164,375 for the period from January 1, 2011 through June 30, 2011 (see preceding paragraph regarding period of initial distribution in August 2011). Such decrease was primarily attributable to the fact that quarter ended September 30, 2012 included three months of activity while the quarter ended September 30, 2011 included five months of activity. Included in these amounts are payments made to settle hedges of $69,344 and $475,971 for the quarters ended September 30, 2012 and 2011, respectively. Totals attributable to the net profits interest were $11,008,758 and $16,131,500, respectively, which were decreased by a cash reserve for future development, maintenance or operating expenditures of $400,000 and $1,000,000 and a Trust holdback for future expenses of $408,758 and $511,500 for the quarters ended September 30, 2012 and 2011, respectively, resulting in distributable income of $10,200,000 and $14,620,000 for the quarters ended September 30, 2012 and 2011, respectively.

The average price received for crude oil sold was $98.13 per Bbl and the average price received for natural gas sold was $3.50 per Mcf for the period from April 1, 2012 through June 30, 2012.  The average price received for crude oil sold was $92.33 per Bbl and the average price received for natural gas sold was $4.85 per Mcf for the period from January 1, 2011 through June 30, 2011.

The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from April 1, 2012 through June 30, 2012 were 161,125 Bbls of oil and 106,498 Mcf of natural gas for a total of 178,875 barrels of oil equivalent. The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected for the period from January 1, 2011 through June 30, 2011were 244,978 Bbls of oil and 159,239 Mcf of natural gas for a total of 271,517 barrels of oil equivalent.

The Trustee paid general and administrative expenses of $188,675 and $269,974 for the quarter ended September 30, 2012 and 2011, respectively.  The distributable income for the quarter ended September 30, 2012 was $10,200,000, a decrease of $4,420,000 from distributable income of $14,620,000 for the quarter ended September 30, 2011.

As noted above, the amounts included in the accompanying financial statements for the Trust’s quarter ended September 30, 2012 reflect cash received by the Trust from production by VOC Brazos from March 2012 through May 2012. VOC Brazos distributed cash to the Trust in October 2012 that will be reflected in the Trust’s financial statements for the year ending December 31, 2012. The cash distributed to the Trust in October 2012 was primarily derived from production by VOC Brazos from June 2012 through August 2012. The discussion below relates to cash received by VOC Brazos during the quarters ended September 30, 2012 and 2011 and distributed to the Trust in October 2012 and 2011. Such distribution to the Trust in October 2012 will be reflected in the Trust’s financial statements for the year ending December 31, 2012.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $3,082,829 to $9,068,593 for the period from July 1, 2012 through September 30, 2012, from $12,151,422 for the period from July 1, 2011 through September 30, 2011. Such decrease was primarily attributable to a small decrease in the number of barrels of crude oil sold and a $2.31 per barrel decrease in the price per barrel sold and an increase in lease equipment and development costs. Included in these amounts are payments received to settle hedges of $1,406,621 and $827,600 for the quarters ended September 30, 2012 and 2011, respectively. Totals attributable to the net profits interest were $7,254,874 and $9,721,138, respectively, which were increased by a cash reserve release for future development, maintenance or operating expenditures of $750,000 and $0 and decreased by a Trust holdback for future expenses of $184,874 and $201,138 for the quarters ending December 31, 2012 and 2011, respectively, resulting in distributable income of $7,820,000 and $9,520,000 for the quarters ending December 31, 2012 and 2011, respectively.

The average price received for crude oil sold was $84.87 per Bbl and the average price received for natural gas sold was $3.14 per Mcf for the quarter ended September 30, 2012.  The average price received for crude oil sold was $87.18 per Bbl and the average price received for natural gas sold was $5.11 per Mcf for the quarter ended September 30, 2011.

The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from July 1, 2012 through September 30, 2012 were 151,302 Bbls of oil and 107,591 Mcf of natural gas for a total of 169,233 barrels of oil equivalent. The overall production sales volumes collected during the quarter ended September 30, 2011 were 152,585 Bbls of oil and 112,892 Mcf of natural gas for total equivalent barrels of oil of 171,400.

For the quarters ended September 30, 2012 and 2011, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production from the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

As noted above, the revenues from oil production are typically received by VOC Brazos one month after production thus, the cash received by the Trust from VOC Brazos during the nine months ended September 30, 2012 substantially represents the production by VOC Brazos from September 2011 through May 2012 while the cash received by the Trust from VOC Brazos during the nine months ended September 30, 2011 substantially represents the production by VOC Brazos from January 2011 through May 2011 as the conveyance of the net profits interest did not take place until May 10, 2011, and was effective January 1, 2011.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $17,470,254 to $37,634,629 for the nine months ended September 30, 2012 from $20,164,375 for the nine months ended September 30, 2011. Such increase is primarily attributable to the fact that the nine months ended September 30, 2012 included nine months of activity while the nine months ended September 30, 2011 only included five months of activity. Included in these amounts are payments received to settle hedges totaling $1,190,595 for the nine months ended September 30, 2012 and payments made to settle hedges totaling $475,971 for the nine months ended September 30, 2011.

Totals attributable to the net profits interest were $30,107,703 and $16,131,500 for the nine months ended September 30, 2012 and 2011, respectively, which were decreased by a cash reserve holdback for future development, maintenance or operating expenditures of $0 and $1,000,000, respectively, which resulted in a total cash proceeds received by the Trust of $30,107,703 and $15,131,500, respectively.

The Trustee paid general and administrative expenses of $553,292 and $269,974 for the nine months ended September 30, 2012 and 2011, respectively.  The distributable income for the nine months ended September 30, 2012 was $29,410,000, an increase of $14,790,000 from distributable income of $14,620,000 for the nine months ended September 30, 2011.

The average price received for crude oil sold was $93.71 per Bbl and the average price received for natural gas sold was $4.17 per Mcf for the nine months ended September 30, 2012.  The average price received for crude oil sold was $92.33 per Bbl and the average price received for natural gas sold was $4.85 per Mcf for the nine months ended September 30, 2011.

The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from January 1, 2012 through September 30, 2012 were 485,551 Bbls of oil and 336,028 Mcf of natural gas for a total of 541,556 barrels of oil equivalent.

The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from January 1, 2011 through September 30, 2011 were 244,978 Bbls of oil and 159,239 Mcf of natural gas for a total of 271,517 barrels of oil equivalent.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to hold as a reserve against future expenses.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust.  The Trustee may authorize the Trust to borrow from the Trustee as lender provided the terms of the loan are fair to the Trust unitholders.  The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and the Trustee makes no other short-term investments with the funds distributed to the Trust.  The Trustee has no current plans to authorize the Trust to borrow money.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and nine months ended September 30, 2012 and 2011, there were no such borrowings. VOC Brazos has posted a letter of credit in the amount of $1 million in favor of the Trustee to protect the Trustee against the risk that the Trust does not have sufficient cash to pay its expenses.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $1.0 million in January 2012, withheld $600,000 in April 2012, withheld $400,000 in July 2012 and released $750,000 in October 2012 in accordance with this cash reserve.  The reserve balance was $1,000,000 at September 30, 2012 and 2011.

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

The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.  From October 1, 2012 through June 30, 2014, VOC Brazos’ crude oil price risk management positions in swap contracts are as follows:

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2012, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 13, 2012

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