Form 10-K
period 2012-12-31
VOC Energy Trust
filed 2013-03-15
CIK 1505413

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $18.20 on June 29, 2012, was approximately $232,009,050.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2013, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K, which we refer to as the "Form 10-K," contains forward looking statements about VOC Brazos Energy Partners, L.P., a Texas limited partnership, which we refer to as "VOC Brazos," and VOC Energy Trust, which we refer to herein as the "trust," that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act". All statements other than statements of historical fact included in this document, including, without limitation, statements under "Business" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of VOC Brazos and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.

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

  •
  the effect of changes in commodity prices and conditions in the capital markets;

  •
  the impact of hedge contracts;

  •
  competition from others in the energy industry;

  •
  economic uncertainty and the credit markets generally;

  •
  ability of commodity purchasers to make payment;

  •
  weather conditions or force majeure events;

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

        Estimated Future Net Revenues—Also referred to as "estimated future net cash flows." The result of applying current prices of oil and natural gas to estimated future production from oil and natural gas proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves.

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

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows.    These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2010, 2011 and 2012 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        The trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee. The trust maintains its offices at the office of the trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the trustee is 1-855-802-1094. In addition, Wilmington Trust Company acts as the Delaware trustee of the trust. The Delaware trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The trust does not have any employees and the business and affairs of the trust are managed by the trustee.

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at http://voc.investorhq.businesswire.com.

        As of December 31, 2010, the trust had no assets other than $1,000 cash and had conducted no operations other than in connection with the initial public offering of the units of beneficial interest in the trust, which are referred to herein as the "trust units." On May 10, 2011, VOC Brazos and the trust completed an initial public offering of trust units. In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the "net profits interests." VOC Brazos' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the "underlying properties." As of December 31, 2012, the underlying properties included interests in 881 gross (548.2 net) producing wells and included 99,350 gross (61,832.5 net) acres.

        In addition to the conveyance of the net profits interest, VOC Brazos also assigned to the trust the right to receive a payment equal to the amount the trust would have received had the net profits interest been in effect during the period from January 1, 2011 through the day prior to the closing of the initial public offering. As a result, VOC Brazos made its first payment to the trust pursuant to the net profits interest in August 2011, which payment covered the net proceeds attributable to the net profits interest for the first two quarters of 2011, consisting of the period from January 1 to June 30. The net proceeds attributable to the net profits interest will be impacted by the settlement of hedge contracts that VOC Brazos entered into for the years 2011, 2012, and 2013 and for the six months ending June 30, 2014. The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. VOC Brazos or the counterparty is required to make a payment to the other party for the difference between the fixed price and the settlement price. Such settlements could either adversely or positively impact the proceeds available to distribute to the trust, depending on the settlement price during the month or quarter of the distribution. See "—Hedge Contracts" below. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of

8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2012, cumulatively, since inception, the trust has received payment for approximately 1.2 MMBoe of the trust's 8.5 MMBoe interest.

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

  •
  property and production taxes;

  •
  development expenses;

  •
  lease operating expenses; and

  •
  administrative expenses of the trust.

        The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the trust are managed by the trustee, and VOC Brazos and its affiliates have no ability to manage or influence the operations of the trust. Vess Oil Corporation, which we refer to as "Vess Oil," L.D. Drilling, Inc. and Davis Petroleum, Inc., which are collectively referred to herein as the "VOC Operators," are currently the operator or contract operator of substantially all of the underlying properties. VOC Brazos does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the underlying properties.

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 12, 2013.

Distributions and Income Computations

        Each quarter, the trustee will determine the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future expenses. It is expected that quarterly cash distributions during the term of the trust will be made by the trustee on or before the 45th day following the end of each quarter to the trust unitholders of record on the 30th day following the end of each quarter (or the next succeeding business day).

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

        Upon dissolution, the trustee would sell all of the trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the trust unitholders.

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

        "Net proceeds" means gross proceeds less the following:

  •
  all payments to mineral owners or landowners, such as royalties, overriding royalties or other burdens against production, delay rentals, shut-in oil and natural gas payments, minimum royalty or other payments for drilling or deferring drilling;

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

  •
  costs for recording the conveyance and costs estimated to record the termination and for the release of the conveyance;

  •
  costs paid to counterparties under the hedge contracts or to the persons that provide credit to maintain any hedge contracts, excluding any hedge settlement amounts;

  •
  amounts previously included in gross proceeds but subsequently paid as a refund, interest or penalty;

  •
  costs and expenses for renewals or extensions of leases; and

  •
  at the option of VOC Brazos (or any subsequent owner of the underlying properties), amounts reserved for approved development, maintenance or operating expenditures, including well drilling, recompletion and workover costs, which amounts will at no time exceed $1.0 million in the aggregate, and will be subject to the limitations described below (provided that such costs shall not be debited from gross proceeds when actually incurred).

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

        As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.4 million and $1.5 million to the VOC Operators in 2011 and 2012, respectively, for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index ("OAI") published by the Council of Petroleum Accountants Society for that year.

        In the event that the net proceeds for any computation period is a negative amount, the trust will receive no payment for that period, and any such negative amount plus accrued interest at the prime rate will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.

        Gross proceeds and net proceeds are calculated on a cash receipts and cash disbursements basis except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

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

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From January 1, 2013 through June 30, 2014, VOC Brazos' crude oil price risk management positions in swap contracts are as follows:

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

        The summary is limited to trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment. Each trust unitholder should consult his own tax advisor with respect to his particular circumstances.

Classification and Taxation of the Trust

        Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel's opinion, at the time of formation, that the trust will be classified as a grantor trust for federal income tax purposes. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust's assets directly as though no trust were in existence. The income of the trust is deemed to be received or accrued by the trust unitholder at the time such income is received or accrued by the trust, rather than when distributed by the trust. Each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder's tax method of accounting and without regard to the taxable year or accounting method employed by the trust.

        The trust will allocate items of income, gain, loss, deductions and credits to trust unitholders based on record ownership at each quarterly record date. It is possible that the IRS or another taxing authority could disagree with this allocation method and could assert that income and deductions of the trust should be determined and allocated on a daily, prorated or other basis, which could require adjustments to the tax returns of the trust unitholders affected by this issue and result in an increase in the administrative expense of the trust in subsequent periods.

Classification of the Net Profits Interest

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

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by a middleman, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-855-802-1094, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding trust units on behalf of trust unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Trust unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units. Any generic tax information provided by the trustee of the trust is intended to be used only to assist trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2012 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://voc.investorhq.businesswire.com.

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

        In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 6.8% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2015. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2015 will be approximately $19.3 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.

Reserves

        The engineering department of Vess Oil Corporation, who serves as contract operator for VOC Brazos, maintains oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provides appropriate data to independent third party engineers for the annual estimation of year-end reserves. This engineering department accumulates historical production data for the underlying properties, calculates historical lease operating expenses and differentials, updates working interests and net revenue interests, and obtains logs, 3-D seismic and other geological and geophysical information. This data is forwarded to Cawley, Gillespie & Associates, Inc., which we refer to as "CG&A," thereby allowing CG&A to prepare estimated proved reserves in their entirety based on such data.

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2010, 2011 and 2012 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 21 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2010, 2011 and 2012 is presented consistent with these requirements.

        Proved Reserves of VOC Energy Trust.    The following table sets forth, as of December 31, 2012, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	6,044	3,400	6,610
Proved Undeveloped	723	462	800
Total Proved	6,767	3,862	7,410

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2010(1)	7,712	4,819	8,515
Revisions, extensions, discoveries and additions	207	(159)	180
Production	(607)	(460)	(684)

Balance, December 31, 2011	7,312	4,200	8,011
Revisions, extensions, discoveries and additions	86	116	105
Production	(631)	(454)	(706)

Balance, December 31, 2012	6,767	3,862	7,410

Proved Developed Reserves:
Balance, December 31, 2010(1)	6,637	4,068	7,315
Balance, December 31, 2011	6,530	3,728	7,151
Balance, December 31, 2012	6,044	3,400	6,610
Proved Undeveloped Reserves:
Balance, December 31, 2010(1)	1,075	751	1,200
Balance, December 31, 2011	782	472	860
Balance, December 31, 2012	723	462	800

(1)
The conveyance of the net profits interest took place on May 10, 2011; however, the reserves are presented as of December 31, 2010. The trust received revenue associated with the production for the months of January 1, 2011 through May 10, 2011

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2012 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2012 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	7,276.3	277.9	904.2	8,458.4
Gas (MMcf)	4,168.0	81.5	577.5	4,827.0
Revenue
Oil	$662,828.4	$25,688.1	$89,237.0	$777,753.6
Gas	17,161.0	496.3	3,517.3	21,174.6
Severance Taxes	15,904.5	960.1	4,350.8	21,215.4
Ad Valorem Taxes	21,145.8	707.2	2,895.2	24,748.2
Operating Expenses	160,425.3	3,660.7	3,473.7	167,559.7
Workover Expenses	9,321.6	347.8	0.0	9,669.4
COPAS	23,990.2	234.6	107.2	24,332.0
Investments	0.0	1,618.6	17,680.9	19,299.5
80% NPI Net Operating Income(1)	$359,361.6	$14,924.3	$51,397.3	$425,683.3
80% Net Profits Interest (NPI)(2)	$208,581.6	$9,545.0	$28,321.4	$246,448.0

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to VOC Brazos' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2012, CG&A estimated that the trust would terminate December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $94.71 per Bbl and a Henry Hub natural gas price of $2.757 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2012. The price adjustments were based on oil price differentials forecast at -$7.10 per Bbl for the Kansas underlying properties, +$8.75 per Bbl decreasing to +$5.425 per Bbl on June 1, 2013 for the Kurten (Woodbine) Field wells in Texas and -$7.853 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials were forecast on a per property basis as provided by VOC Brazos and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at 4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero (0) when a rate of six (6) Bbl/day per well were reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue, but dropped to 3.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 2.0 percent of revenue (after severance taxes) for the Texas properties.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2012.

	Gross	Net
	(acres)
Developed Acreage:
Kansas	75,657	44,991.2
Texas	23,693	16,841.3

Total	99,350	61,832.5

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2012:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	813	520.4	29	7.0	842	527.4
Natural gas	25	16.2	14	4.6	39	20.8

Total	838	536.6	43	11.6	881	548.2

        The following is a summary of the number of developmental and exploratory wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos drilled two exploratory wells during the periods presented.

	Year Ended December 31,
	2010		2011		2012
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	7	5.3	6	4.4	5	3.6
Natural gas wells	—	—	—	—	—	—
Non-productive	2	1.3	1	0.9	3	1.7

Total	9	6.6	7	5.3	8	5.3

        As of December 31, 2012, no wells were being drilled. Capital expenditures associated with proved undeveloped reserves for the year ended December 31, 2012, were $11.49 million. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2010	2011	2012
Sales prices:
Oil (per Bbl)	$73.71	$89.41	$91.41
Natural gas (per Mcf)	$4.77	$4.86	$3.61
Lease operating expense (per Boe)	$14.76	$15.95	$16.25
Production and property taxes (per Boe)	$4.45	$5.69	$6.46

Major Producing Areas

        The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2012.

	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
					(In Thousands)
Kansas (188 Fields)
Fairport	868	0	868	6.8%	$21,167	6.6%
Marcotte	432	0	432	3.4	13,116	4.1
Chase-Silica	413	0	413	3.3	9,468	2.9
Bindley	352	0	352	2.8	8,436	2.6
Moore-Johnson	262	219	299	2.4	7,096	2.2
Mueller	176	0	176	1.4	4,714	1.5
Wesley	149	0	149	1.2	4,186	1.3
Griston SW	82	0	82	0.6	3,451	1.1
Adell Northwest	118	0	118	0.9	3,130	1.0
Codell	100	0	100	0.8	2,854	0.9
Yaege	101	0	101	0.8	2,419	0.8
Dopita	97	0	97	0.8	2,376	0.7
Miner	90	0	90	0.7	2,267	0.7
Other	2,725	2,314	3,111	24.5	64,859	20.2

Kansas Total	5,965	2,533	6,387	50.4	149,539	46.5
Texas (3 Fields)
Kurten	3,865	2,966	4,360	34.4	120,676	37.6
Hitts Lake North	994	0	994	7.8	30,326	9.4
Sand Flat	934	0	934	7.4	20,724	6.5

Texas Total	5,793	2,966	6,288	49.6	$171,726	53.5

Total	11,758	5,499	12,675	100.0%	$321,265	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2012 through December 1, 2012, without giving effect to any hedge transactions, and were held constant for the life of the properties. This yielded a price for oil of $94.71 per barrel and a price for natural gas of $2.76 per MMBtu.

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

        Kansas.    As of December 31, 2012, proved reserves attributable to the portion of the Kansas underlying properties were approximately 6.4 MMBoe and were located in three primary areas: the Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2012, the VOC Operators operated 97.4% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.

        The major fields in the Central Kansas Uplift include Fairport Field, Chase- Silica Field and Marcotte Field, all of which are producing primarily from the Arbuckle and Lansing Kansas City zones. The major fields in Western Kansas include the Bindley, Moore-Johnson and Wesley fields, which are producing primarily from the Mississippian, Morrow, Lansing Kansas City and Cherokee zones. The major fields in South Central Kansas include the Gerberding, Spivey Grabs and Alford fields, which are producing primarily from the Mississippian, Simpson and Lansing Kansas City zones.

        Texas.    As of December 31, 2012, proved reserves attributable to the Texas underlying properties were approximately 6.3 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2012, the VOC Operators operated approximately 99.6% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.

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

        Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 534 million barrels for the State of Texas during 2012. There were 26 operating oil refineries located in Texas in 2012 with combined capacity to refine over 4.6 million barrels of oil per day. With oil production in the state of Texas averaging approximately 1.5 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

        Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 2,175 operators reported aggregate oil production of approximately 43 million barrels for the state of Kansas in 2012. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine over 300,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 100,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.

        Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing LLC, an affiliate of VOC Brazos, which we refer to as

"MV Purchasing," under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2010, 2011 and 2012, MV Purchasing purchased 32%, 38% and 35%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2010, 2011 and 2012 were $5.82, $5.71 and $2.79 per barrel, respectively.

        All natural gas produced by VOC Brazos is marketed and sold to third-party purchasers. The natural gas is sold on a contract basis and, in all but two cases, the contracts are in their secondary terms and are on a month-to-month basis. In all cases, the contract price is based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges.

        Vess Oil Corporation has committed to sell all of its natural gas production attributable to the Kurten Woodbine Unit in Texas to ETC Texas Pipeline, Ltd., subject to certain exceptions, until October 1, 2013, at which time the commitment will automatically convert to a year-to-year basis. Vess Oil Corporation has also committed to sell to ONEOK Field Services Company, L.L.C. all of its natural gas production attributable to nine wells in Kingman and Barber Counties, Kansas until August 31, 2015, at which time the commitment will automatically convert to a month-to-month basis.

        VOC Brazos does not have any volume commitments or take or pay arrangements.

Sale and Abandonment of Underlying Properties

        VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2010, 2011 and 2012, VOC Brazos plugged and abandoned 27, 9 and 10 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.

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

        The Resource Conservation and Recovery Act, or "RCRA," and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently exempt from regulations as hazardous wastes under RCRA. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA asking them to reconsider the RCRA exemption for exploration, production, and development wastes. To date, the EPA has not taken any action on the petition. Any change in the RCRA exemption for such wastes could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the trust unitholders. In addition, VOC Brazos generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes.

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

        It is customary to recover oil and natural gas from deep shale and tight sand formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with final results expected in 2014. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities. Moreover, required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Finally, VOC Brazos believes that enactment of legislation regulating hydraulic fracturing at the federal level may have a material adverse effect on its business.

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

        Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, drought and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced by VOC Brazos or otherwise cause VOC Brazos to incur significant costs in preparing for or responding to those effects.

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

  •
  acts of force majeure.

        Crude oil prices have been volatile the last several years and in 2012, ranged from a high of $109.77 to a low of $77.69. The NYMEX crude oil spot prices per Bbl were $91.38, $98.83 and $91.82 as of December 31, 2010, 2011 and 2012, respectively. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.

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

        For the year 2013 and the six months ending June 30, 2014, VOC Brazos has entered into swap contracts, which we refer to as the "hedge contracts," at weighted average prices ranging from $99.01 to $102.15 per barrel of oil that hedge approximately 45% of expected oil production for such periods from the proved developed producing reserves attributable to the underlying properties in the reserve report. The effect of these hedging transactions may limit the trust's ability to realize cash flow from crude oil price increases on the portion of the production attributable to the net profits interest that is hedged during such period. The net profits interest will bear its share of the hedge payments regardless of whether the corresponding quantities of oil are produced or sold. Furthermore, VOC Brazos has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after June 30, 2014, and the terms of the net profits interest conveyance prohibit VOC Brazos from entering into new hedging arrangements. As a result, the amounts of cash distributions may be subject to a greater fluctuation after June 30, 2014 because of changes in crude oil prices. In the event that any of the counterparties to the hedge contracts default on its obligations to make payments to VOC Brazos under the hedge contracts, the cash distributions to the trust unitholders would likely be materially reduced.

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

        VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2012, VOC Brazos sold approximately 35% of the oil produced from the underlying properties to

MV Purchasing LLC, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing LLC, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.

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

        VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2010, 2011 and 2012, VOC Brazos plugged and abandoned 27, 9 and 10 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos' obligations relating to the net profits interest on the portion of the underlying properties transferred.

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

        The net proceeds payable to the trust attributable to the net profits interests are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 86% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2012, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 6.8% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2015 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 6.8% per year.

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

  •
  MV Purchasing LLC, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2012, VOC Brazos sold approximately 35% of the oil produced from the underlying properties to MV Purchasing, LLC.

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

        New laws or regulations, or changes to existing laws or regulations, may unfavorably impact VOC Brazos, could result in increased operating costs or have a material adverse effect on VOC Brazos' financial condition and results of operations and reduce the amount of cash received by the trust. For example, members of Congress have considered and proposed legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations could increase the operating costs of the underlying properties, reduce VOC Brazos' liquidity, delay VOC Brazos' operations or otherwise alter the way VOC Brazos conducts its business, any of which could have a material adverse effect on the net profits interest and the trust's cash flows.

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

        Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act's Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA's recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with final results expected in 2014. Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, in December 2011, the State of Texas adopted regulations requiring public disclosure of certain information regarding the components used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Disclosure of chemicals used in the fracturing process could also make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, VOC Brazos' fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In addition to state and federal laws, local land use restrictions may impact development. For example, at least a couple of local governments in Texas have imposed temporary moratoria on drilling activities within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which VOC Brazos operates. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas or Kansas such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that VOC Brazos is ultimately able to produce in commercially paying quantities from the underlying properties.

The bankruptcy of VOC Brazos or any operator of the underlying properties could impede the operation of the wells and the development of the proved undeveloped reserves.

        VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2015 of approximately $19.3 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 6.8% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust's ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. None of VOC Brazos or the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.

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

        In taxable years beginning after December 31, 2012, an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to a "Medicare tax" equal generally to 3.8% of the lesser of such excess or the individual's net investment income, which appears to include interest income derived from investments such as the trust units as well as any net gain from the disposition of trust units.

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

	High	Low	Cash Distributions
2011
Second Quarter (May 10, 2011 through June 30, 2011)	$22.65	$21.02	$0.000
Third Quarter (July 1, 2011 through September 30, 2011)	$24.85	$17.65	$0.860
Fourth Quarter (October 1, 2011 through December 31, 2011)	$23.42	$18.50	$0.560
2012
First Quarter (January 1, 2012 through March 31, 2012)	$24.47	$20.50	$0.440
Second Quarter (April 1, 2012 through June 30, 2012)	$23.49	$16.55	$0.690
Third Quarter (July 1, 2012 through September 30, 2012)	$20.68	$17.76	$0.600
Fourth Quarter (October 1, 2012 through December 31, 2012)	$19.38	$11.97	$0.460

        As of March 12, 2013, the 17,000,000 units outstanding were held by 11 unitholders of record.

        Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust's expenses for that quarter. Available funds will be reduced by any cash that the trustee decides to hold as a reserve against future expenses. It is expected that quarterly cash distributions during the term of the trust will be made by the trustee on or before the 45th day following the end of each quarter to the trust unitholders of record on the 30th day following the end of each quarter (or the next succeeding business day).

Equity Compensation Plans

        The trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2012 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2012.

Item 6.    Selected Financial Data.

        The trust was formed on November 3, 2010. The conveyance of the net profits interest, however, did not occur until May 10, 2011. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2010. The following table sets forth selected data for the trust as of December 31, 2010, 2011 and 2012, and for the period from November 3, 2010

(inception) through December 31, 2010 and for the years ended December 31, 2011 and 2012, based on the audited statements of assets and trust corpus as of December 31, 2010, 2011 and 2012 and the audited statements of distributable income for the period from November 3, 2010 (inception) through December 31, 2010 and for the years ended December 31, 2011 and 2012.

	December 31,
	2010	2011	2012
Net profits income	$—	$24,852,638	$38,112,577
Distributable income	$—	$24,140,000	$37,230,000
Distributions per trust unit	$—	$1.42	$2.19
Total assets at year-end	$1,000	$133,619,263	$122,349,786

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

Comparison of Results of the Trust for the Years Ended December 31, 2012 and 2011

        VOC Brazos computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to each calendar quarter on or before the 30th day of the month following the quarter. As a result, for the year ended December 31, 2012, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by VOC Brazos from October 1, 2011 through September 30, 2012. For the year ended December 31, 2011, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by VOC Brazos from January 1, 2011 through September 30, 2011 as the conveyance of the net profits interest took take place on May 10, 2011. VOC Brazos also assigned to the trust the right to receive a payment equal to the amount the trust would have received had the net profits interest been in effect during the period from January 1, 2011 through the day of the conveyance.

        The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the trust during the year ended December 31, 2012 substantially represented the production by VOC Brazos from September 2011 through August 2012 (twelve months), and the cash received by the trust during the year ended December 31, 2011 substantially represented the production by VOC Brazos from January 1, 2011 through August 2011 (eight months) for the reason noted in the preceding paragraph.

        Income from the net profits interest was $38.1 million for the year ended December 31, 2012 compared to $24.9 million for the year ended December 31, 2011. General and administrative expense for the trust was $0.7 million for 2012 and $0.4 million for 2011. The trust paid administration fees of $0.1 million to VOC Brazos for each of 2012 and 2011. In addition, the trustee reserved $176,000 of cash on hand for future trust expenses for the year ended December 31, 2012 and $297,000 for future trust expenses for the year ended December 31, 2011 which resulted in distributable income of $37.2 million or $2.19 per unit in 2012 compared to $24.1 million or $1.42 per unit in 2011.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $46.7 million for the period from October 1, 2011 through September 30, 2012. Included in this amount were net payments received to settle hedges of $2.6 million. The Trust's net profits interest (80%) of this total was $37.4 million for the year ended December 31, 2012. In addition, during 2012, VOC Brazos released and paid to the trust a net of $750,000 of the reserve for future capital or operating expenditures, which resulted in income from net profits interest received by the trust of $38.1 million for the year ended December 31, 2012.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $32.3 million for the period from January 1, 2011 through September 30, 2011. The Trust's net profits interest (80%) of this total was $25.9 million for the year ended December 31, 2011. In addition, during 2011, VOC Brazos withheld $1,000,000 for a reserve for future capital or operating expenditures, which resulted in income from net profits interest received by the trust of $24.9 million for the year ended December 31, 2011.

        The average price received for crude oil sold during 2012 was $91.61 per Bbl, while the average price received for crude oil sold during 2011 was $90.35 per Bbl. The average price received for natural gas sold during 2012 was $3.92 per Mcf, while the average price received for natural gas sold during 2011 was $4.96 per Mcf. The average prices for 2012 related to production by VOC Brazos from September 2011 through August 2012, and the average prices for 2011 related to production by VOC Brazos from January 2011 through August 2011.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2011 to September 30, 2012 were 636,853 Bbls of oil and 443,619 Mcf of natural gas for a total equivalent barrels of oil of 710,790. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from January 1, 2011 to September 30, 2011 were 397,562 Bbls of oil and 272,131 Mcf of natural gas for a total equivalent barrels of oil of 442,917.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2012 reflect cash received by the trust during the year. Such cash is primarily derived from production by VOC Brazos from September 2011 through August 2012. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2011 reflect cash received by the trust during the year. Such cash is primarily derived from production by VOC Brazos from January 2011 through August 2011.

Historical Results of the Underlying Properties

        The following tables set forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for each of the three years in the period ended December 31, 2012 (the information for the year ended December 31, 2010 is derived from the combination of the predecessor underlying properties' and acquired underlying properties' audited statements of historical revenues and direct operating expenses included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K). Because the net profits interest had not been conveyed to the trust as of December 31, 2010 and because the trust had not engaged in any activities other than organizational activities prior to December 31, 2010, the trust is providing financial information with respect to the underlying properties so that investors can review the historical results of the underlying properties. The historical results of the underlying properties are not indicative of the future distributions of the trust, and such historical results do not give effect to the conveyance of the net profits interest and related transactions that occurred on May 10, 2011.

	(unaudited)(in thousands) Year ended December 31,
	2010	2011	2012
Revenues:
Oil sales	$60,187	$67,932	$72,052
Natural gas sales	3,239	2,754	2,025
Hedge and other derivative income (expense)	(707)	1,380	3,178

Total	62,719	72,066	77,255
Direct operating expenses:
Lease operating expenses	13,727	13,621	14,326
Production and property tax	4,137	4,863	5,697

Total	17,864	18,484	20,023

Excess of revenues over direct operating expenses	$44,855	$53,582	$57,232

The above table sets forth information as it relates to the underlying properties on the accrual basis, which is the way the books and records are kept, These numbers do not relate to the trust as the trust reports on a modified cash basis. For the year ended December 31, 2012, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts by VOC Brazos for the oil and gas production subsequent to January 1, 2012 and collected by September 30, 2012. For the year ended December 31, 2011, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts by VOC Brazos for the oil and gas production subsequent to January 1, 2011 and collected by September 30, 2011.

        The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31, 2012, combined for the predecessor underlying properties and the acquired underlying properties for 2010. Average prices do not include the effect of hedge and other derivative activity.

	(unaudited) Year ended December 31,
	2010	2011	2012
Operating data:
Sales volumes:
Oil (MBbls)	817	760	788
Natural gas (MMcf)	679	567	561
Total sales (MBoe)	930	855	882
Average Prices:
Oil (per Bbl)	$73.71	$89.41	$91.41
Natural gas (per Mcf)	$4.77	$4.86	$3.61
Capital expenditures (in thousands):
Property acquisition	$3,262	$2,667	$2,821
Well development	7,230	6,732	11,624

Total	$10,492	$9,399	$14,445

Discussion and Analysis of Historical Results of the Underlying Properties

  Comparison of Results of the Underlying Properties for the Years Ended December 31, 2012 and 2011

        Excess of revenues over direct operating expenses was $57.2 million for the year ended December 31, 2012, compared to $53.6 million for the year ended December 31, 2011. The increase was primarily a result of a increase in oil production and an increase in the average price received for the oil sold. This increase was partially offset by an increase in direct operating expenses.

        Revenues.    Revenues from oil and natural gas sales increased $3.4 million between the periods. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $89.41 per Bbl for the year ended December 31, 2011 to $91.41 per Bbl for the year ended December 31, 2012 and a 28 MBbl increase in oil volumes sold. The increase in revenues was offset by a decrease in the average price received for natural gas sold from $4.86 per Mcf for the year ended December 31, 2011 to $3.61 per Mcf for the year ended December 31, 2012, and a 6 MMcf decrease in natural gas volumes sold.

        Hedge activity.    Hedge activity income was $1.4 million for the year ended December 31, 2011 compared to hedge activity income of $3.2 million for the year ended December 31, 2012. This increase in income and decrease in expense was due to an increase in realized hedge income for the period and the recording of the change in market value of some of the hedges to the income statement.

        The increase in hedge income in 2012 was primarily the result of having hedge contracts with higher weighted-average settlement prices of $100.85 in 2012 compared to $99.48 in 2011 along with a lower average NYMEX price per Bbl of crude oil for the year ended December 31, 2012 of $94.20 compared to $95.12 for the year ended December 31, 2011.

        Prices.    The average price received for the crude oil sold increased primarily as a result of an increase in the oil price index on which the sales prices for a majority of the oil production were based. The average price for natural gas sold decreased as a result of a decrease in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    The increase in overall production sales volumes during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to the increased production from the drilling of horizontal wells in Texas which was partially offset by the natural decline of the underlying properties' production sales volumes during the year ended December 31, 2012.

        Lease operating expenses.    Lease operating expenses increased from $13.6 million for the year ended December 31, 2011 to $14.3 million for the year ended December 31, 2012. This increase was primarily a result of more workovers being performed in 2012, an increase in general operating expenses and increased costs due to additional wells being added.

        Production and property taxes.    Production and property taxes increased $0.8 million as a result of the increases in the price of crude oil and in revenues from oil and natural gas sales, on which these taxes were based.

  Comparison of Results of the Underlying Properties for the Years Ended December 31, 2011 and 2010

        The information in the following discussion and analysis for 2010 is derived from the combination of the predecessor underlying properties' and acquired underlying properties' audited statements of historical revenues and direct operating expenses included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. These combined numbers for 2010 are not audited but are provided to assist an investor in reviewing the historical results of operations of the underlying properties.

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

        Lease operating expenses.    Lease operating expenses decreased from $13.7 million for the year ended December 31, 2010 to $13.6 million for the year ended December 31, 2011. This decrease was primarily a result of fewer workovers being performed in 2011, offset by an increase in general operating expenses and increased costs due to additional wells being added.

        Production and property taxes.    Production and property taxes increased $0.7 million as a result of the increases in the price of crude oil and in revenues from oil and natural gas sales, on which these taxes were based.

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. The trust paid, out of the first cash payment received by the trust, the trustee's and Delaware trustee's legal expenses incurred in forming the trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware trustee's acceptance fee in the amount of $5,000.

        The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2012, the trust made no borrowings.

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

Other Events

        As reported previously on October 18, 2012 and then updated on January 17, 2013, an operational update was made regarding the underlying oil and gas properties subject to the trust's net profits interest including properties located in Brazos County, Texas. VOC Brazos is continuing to develop the Woodbine C Sand underlying the Kurten Woodbine Unit in the area, utilizing horizontal wells completed with multiple fracture stimulations together with recompletions of existing vertical wellbores into additional pay intervals. In September 2012, VOC Brazos began producing from the first of three horizontal wells planned for 2012. The second horizontal well was abandoned due to mechanical issues with the wellbore. As a result of the abandoned horizontal well, future production volumes for the underlying properties associated with the one well in the Kurten Woodbine Unit, which has 105 producing wells, will be delayed. VOC Brazos informed the trust that the total cost of the abandoned well with respect to the trust's net profits interest was approximately $2.6 million, which was incorporated into the quarterly distributions for the third and fourth quarter of 2012. While the distributions for the third and fourth quarter of 2012 were impacted by this event, it does not impair the reserves in the Kurten Field, and the Trust will not lose any barrels for purposes of the term of the net profits interest. In addition VOC Brazos may elect to drill the abandoned well from a new location in 2013. The third horizontal well planned for 2012 was spudded in October 2012 and put on production in December 2012.

Planned Development and Workover Program

        The primary goals of VOC Brazos' development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos' existing wells or VOC Brazos' historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

  •
  Kansas.  VOC Brazos' historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos intends to continue this program with respect to the Kansas Underlying Properties, and expects to incur total development expenditures for these properties through December 31, 2014 of approximately $1.8 million, of which VOC Brazos contemplates spending approximately $1.3 million to drill and complete seven vertical wells. The remaining approximately $0.5 million is expected to be used for recompletions and workovers of nine wells.

  •
  Texas.  VOC Brazos' historical development and workover program for the Texas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies. In 2009, after an extensive review of horizontal development drilling in the areas, VOC Brazos commenced drilling horizontal wells in the Kurten Woodbine Units in order to accelerate the development of proved undeveloped reserves. VOC Brazos has successfully completed ten of its first eleven horizontal wells to the Woodbine C sand in this area with average lateral lengths of approximately 3,000 feet. VOC Brazos intends to continue developing the Woodbine C sand underlying the Kurten Woodbine Units, utilizing horizontal wells completed with multiple fracture stimulations together with recompletions of existing vertical wellbores into additional pay intervals. VOC Brazos expects total development expenditures for the Texas Underlying Properties through December 31, 2015 to be approximately $17.5 million. Of this total, VOC Brazos contemplates spending approximately $16.4 million to drill and complete eight horizontal wells in the Woodbine C sand. The remaining approximately $1.1 million is expected to be used for recompletions and workovers of nine Woodbine vertical wells to additional Woodbine sands and seven existing wells in the Sand Flat Unit.

        The trust is not directly obligated to pay any portion of the capital expenditures made with respect to the underlying properties; however, capital expenditures made by VOC Brazos with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Item 1. Business—

Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, VOC Brazos expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, VOC Brazos may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

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

Contractual Obligations

        As of December 31, 2012, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to VOC Brazos and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month. VOC Brazos has entered into hedge contracts for 2013 and for the six months ending June 30, 2014, to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos believes represent minimal credit risk. The trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From January 1, 2013 through June 30, 2014, VOC Brazos' crude oil price risk management positions in swap contracts are as follows:

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

        We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the "Trust") as of December 31, 2011 and 2012, and the related statements of distributable income and changes in trust corpus for the period from November 3, 2010 (inception) through December 31, 2010 and for the years ended December 31, 2011 and 2012. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note B to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2011 and 2012, and its distributable income and its changes in trust corpus for the period from November 3, 2010 (inception) through December 31, 2010 and for the years ended December 31, 2011 and 2012 on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 15, 2013

VOC ENERGY TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2011	2012
ASSETS
Cash	$298,147	$474,600
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(7,270,490)	(18,716,420)

Total assets	$133,619,263	$122,349,786

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2011 and 2012, respectively	$133,619,263	$122,349,786

STATEMENTS OF DISTRIBUTABLE INCOME

	Period from November 3, 2010 (inception) through December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
Income from net profits interest	$—	$24,852,638	$38,112,577
Advance from VOC Brazos Energy Partners, L.P.	1,000	—	—
Cash on hand withheld for future Trust expenses	(1,000)	(297,147)	(176,453)
General and administrative expenses(1)	—	(415,491)	(706,124)

Distributable income	$0	$24,140,000	$37,230,000

Distributions per Trust unit (0, 17,000,000 and 17,000,000 Trust units issued and outstanding at December 31, 2010, 2011 and 2012, respectively)	$0	$1.42	$2.19

(1)
Includes $56,250 and $77,250 paid to VOC Brazos and $90,000 and $145,100 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2011 and 2012, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Period from November 3, 2010 (inception) through December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
Trust corpus, beginning of period	$—	$1,000	$133,619,263
Investment in net profits interest—May 10, 2011	—	140,591,606	—
Income from net profits interest	—	24,852,638	38,112,577
Advance from VOC Brazos Energy Partners, L.P.	1,000	—	—
Cash distributions	—	(24,140,000)	(37,230,000)
Trust expenses	—	(415,491)	(706,124)
Amortization of net profits interest	—	(7,270,490)	(11,445,930)

Trust corpus, end of period	$1,000	$133,619,263	$122,349,786

The accompanying notes are an integral part of these financial statements.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS

NOTE A—ORGANIZATION OF THE TRUST

        VOC Energy Trust (the "Trust") is a statutory trust formed on November 3, 2010 (capitalized on December 17, 2010) under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 3, 2010 (as amended and restated on May 10, 2011, the "Trust Agreement") among VOC Brazos Energy Partners, L.P., a Texas limited partnership ("VOC Brazos"), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders.

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

        The Net Profits Interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the Underlying Properties. The Net Profits Interest entitles the Trust to receive 80% of the net proceeds attributable to VOC Brazos' interest from the sale of production from the underlying properties during the term of the Trust. The Net Profits Interest will terminate on the later to occur of (1) December 31, 2030 or (2) the time when 10.6 million barrels of oil equivalent ("MMBoe") (which is the equivalent of 8.5 MMBoe in respect of the Net Profits Interest) have been produced from the Underlying Properties and sold, and the Trust will soon thereafter wind up its affairs and terminate.

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

  (d)
  Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under accounting principles generally accepted in the United States of America ("U.S. GAAP");

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2012 that would impact the financial statements of the Trust.

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

  •
  costs and expenses for renewals or extensions of leases; and

  •
  at the option of VOC Brazos (or any subsequent owner of the Underlying Properties), amounts reserved for approved development, maintenance or operating expenditures, including well drilling, recompletion and workover costs, which amounts will at no time exceed $1.0 million in the aggregate, and will be subject to the limitations described below (provided that such costs shall not be debited from gross proceeds when actually incurred).

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

        The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)

Net property value to be conveyed	175,739,508

Times 80% net profits interest to Trust	$140,591,606

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year ended December 31,
	2011	2012
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$32,315,797	$46,703,222
Times net profits interest over the term of the Trust	80%	80%

Income from net profits interest before reserve adjustments	25,852,638	37,362,577
Cash reserve(2)	(1,000,000)	750,000

Income from net profits interest(3)	$24,852,638	$38,112,577

(1)
Pursuant to the terms of the conveyance of the Net Profits Interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the Net Profits Interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time and did so during the year ended December 31, 2011. The reserve balance was $1,000,000 and $250,000 at December 31, 2011 and 2012, respectively.

(3)
The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production. Because of the terms of the Net Profits Interest and because the first payment thereon to the Trust occurred in August 2011, the cash received by the Trust during the year ended December 31, 2011 substantially represents the cash received by VOC Brazos from January 2011 through August 2011. The cash received by the Trust during the year ended December 31, 2012 substantially represents production by VOC Brazos from September 2011 through August 2012.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST (Continued)

        For the year ended December 31, 2011 and 2012, MV Purchasing, LLC purchased 38% and 35%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

        On April 19, 2012, the Trust announced a Trust distribution to unitholders of record on April 30, 2012 of $11.7 million, or $0.69 per unit, which was paid on May 15, 2012. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2012 through March 31, 2012, and reflects a $600,000 reserve established by VOC Brazos for future development, maintenance or operating expenditures.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE F—DISTRIBUTIONS TO UNITHOLDERS (Continued)

        On July 19, 2012, the Trust announced a Trust distribution to unitholders of record on July 30, 2012 of $10.2 million, or $0.60 per unit, which was paid on August 14, 2012. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from April 1, 2012 through June 30, 2012, and reflects a $400,000 reserve established by VOC Brazos for future development, maintenance or operating expenditures.

        On October 18, 2012, the Trust announced a Trust distribution to unitholders of record on October 30, 2012 of $7.8 million, or $0.46 per unit, which was paid on November 14, 2012. Such distribution is comprised of the net proceeds of production collected by VOC Brazos from July 1, 2012 through September 30, 2012, and reflects a release of $750,000 of the reserve previously established by VOC Brazos for future development, maintenance or operating expenditures.

        As of December 31, 2012, cumulatively, since inception, the Trust has received payment for 1,153,707 net barrels of oil equivalent (unaudited).

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

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2011 and 2012, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—PUBLIC OFFERING (Continued)

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

NOTE J—OTHER EVENTS

  Subsequent event

        On January 17, 2013, the Trust announced a Trust distribution to unitholders of record on January 30, 2013 of $4.42 million, or $0.26 per unit, which was paid on February 14, 2013. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from October 1, 2012 through December 31, 2012.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2010, 2011 and 2012 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2010, 2011 and 2012 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)
Proved reserves
Balance at December 31, 2010	7,711,666	4,819,193
Revisions of previous estimates	207,348	(159,215)
Production	(607,492)	(460,228)

Balance at December 31, 2011	7,311,522	4,199,750
Revisions of previous estimates	85,903	116,363
Production	(630,678)	(454,487)

Balance at December 31, 2012	6,766,747	3,861,626

Proved developed reserves
December 31, 2010	6,636,824	4,068,247

December 31, 2011	6,529,856	3,727,737

December 31, 2012	6,043,374	3,399,610

Proved undeveloped reserves
December 31, 2010	1,074,842	750,946

December 31, 2011	781,666	472,013

December 31, 2012	723,374	462,016

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2010, 2011 and 2012.

	2010	2011	2012
Future cash inflows	$596,970,450	$680,134,350	$639,142,500
Future costs
Production	(195,967,133)	(206,138,211)	(198,019,653)
Development	(21,706,717)	(15,975,389)	(15,439,597)

Future net cash flows	379,296,600	458,020,750	425,683,250
Less 10% discount factor	(170,744,150)	(199,746,625)	(179,235,250)

Standardized measure of discounted future net cash flows	$208,552,450	$258,274,125	$246,448,000

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2011	2012
Standardized measure at beginning of year(1)	$208,552,450	$258,274,125
Net proceeds to the Trust	(25,852,638)	(37,362,577)
Net payments received to settle hedge contracts	281,303	2,077,773

Net proceeds to the Trust, exclusive of net payments received to settle hedge contracts	(25,571,335)	(35,284,804)
Net changes in price and production costs	51,643,152	1,446,202
Changes in estimated future development costs	(1,773,092)	(4,988,014)
Development costs incurred during the year	6,023,840	5,526,880
Revisions of quantity estimates	7,428,660	3,239,596
Accretion of discount	20,855,245	25,827,413
Changes in production rates, timing and other	(8,884,795)	(7,593,398)

Standardized measure at end of year	$258,274,125	$246,448,000

(1)
The conveyance of the Net Profits Interest took place on May 10, 2011; however, the reserves are presented as of December 31, 2010.

        The average, first-day-of-the-month price during the 12-month period for 2010, 2011 and 2012 used in determining future net revenues related to the standardized measure calculation are as follows:

	2010	2011	2012
Oil (per Bbl)	$74.00	$90.00	$91.95
Gas (per Mcf)	$5.46	$5.25	$4.39

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2011:
Income from net profits interest	N/A	N/A	$15,132	$9,721
Distributable income	N/A	N/A	$14,620	$9,520
Distributions per unit	N/A	N/A	$0.8600	$0.5600
2012:
Income from net profits interest	$7,616	$11,883	$10,609	$8,005
Distributable income	$7,480	$11,730	$10,200	$7,820
Distributions per unit	$0.4400	$0.6900	$0.6000	$0.4600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of VOC Brazos Energy Partners, L.P.:

        We have audited the accompanying combined statement of historical revenues and direct operating expenses of the Predecessor Underlying Properties, consisting of the Underlying Properties of VOC Brazos Energy Partners, L.P. ("VOC Brazos") and the Underlying Properties of VOC Kansas Energy Partners, L.L.C. under common control with VOC Brazos, for the year ended December 31, 2010. This statement is the responsibility of the management of VOC Brazos. Our responsibility is to express an opinion on this statement based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Predecessor Underlying Properties is not required to have, nor were we engaged to perform, an audit of Predecessor Underlying Properties' internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Predecessor Underlying Properties' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audit provides a reasonable basis for our opinion.

        The accompanying combined statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note B to the statement and is not intended to be a complete presentation of VOC Brazos' interests in the Predecessor Underlying Properties.

        In our opinion, the combined statement referred to above present fairly, in all material respects, the historical revenues and direct operating expenses, described in Note B, of the Predecessor Underlying Properties for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Wichita, Kansas
March 22, 2011

Predecessor Underlying Properties

COMBINED STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

Year ended December 31, 2010

Revenues:
Oil sales	$36,914,333
Natural gas sales	2,396,637
Hedge and other derivative expense	(707,371)

Total	38,603,599
Direct operating expenses:
Lease operating expenses	7,325,042
Production and property taxes	2,720,313

Total	10,045,355

Excess of revenues over direct operating expenses	$28,558,244

The accompanying notes are an integral part of this combined statement.

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

For the year ended December 31, 2010

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

NOTE B—BASIS OF PRESENTATION

        The accompanying Combined Statement of Historical Revenues and Direct Operating Expenses was derived from the historical accounting records of Predecessor and reflect the historical revenues and direct operating expenses directly attributable to the Predecessor Underlying Properties for the period described herein. Such amounts may not be representative of future operations. The statement does not include depreciation, depletion and amortization, general and administrative expenses, interest expense or other expenses of an indirect nature. The amounts represent Predecessor's net interest in the wells related to the Predecessor Underlying Properties.

        Historical financial statements representing financial position, results of operations and cash flows required by generally accepted accounting principles are not presented as such information is not readily available on an individual property basis and not meaningful to the underlying properties. Accordingly, the statement of historical revenues and direct operating expenses is presented in lieu of full financial statements prepared under Regulation S-X.

        The accompanying Combined Statement of Historical Revenues and Direct Operating Expenses included herein was prepared on an accrual basis. Revenue from oil and natural gas is recognized when sold. Direct operating expenses include lease operating expenses and production and property taxes.

        This combined statement of historical revenues and direct operating expenses does not reflect the impact of any administrative overhead costs. VOC Brazos incurred administrative overhead costs of $204,575 for the year ended December 31, 2010. KEP is an amalgamation of properties held by 24 owners. Prior to their consolidation in November 2009, each owner conducted its own accounting for its respective properties, and in most cases the owners did not allocate overhead to the properties. One of the reasons the owners decided to consolidate holdings into KEP was the efficiency in sharing these overhead expenses. In the future, Vess Oil Corporation will provide these overhead services to KEP.

        VOC Brazos has entered into certain swap agreements to mitigate the effects of fluctuations in the prices of crude oil. These agreements involve the exchange of amounts based on a fluctuating oil price for amounts based on a fixed oil price over the life of the agreement, without an exchange of the notional amount upon which the payments are based. VOC Brazos accounts for substantially all of the

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the year ended December 31, 2010

NOTE B—BASIS OF PRESENTATION (Continued)

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

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        Estimates of the proved oil and gas reserves attributable to the Predecessor Underlying Properties as of December 31, 2009 and 2010 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of Predecessor who operate the underlying properties, in accordance with SEC rules and regulations. Such estimates give effect to the combination of (i) the estimates of proved oil and gas reserves attributable to VOC Brazos, based on the report of Cawley, Gillespie & Associates, Inc., and (ii) the estimates of proved oil and gas reserves attributable to the Common Control Properties, calculated by adjusting the estimated reserves attributable to specified working interest percentages held by KEP outlined in the Cawley, Gillespie & Associates, Inc. reserve report to reflect the working interest percentages held in the Common Control Properties. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the year ended December 31, 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Future oil and natural gas sales and production and development costs have been estimated in accordance with the SEC reporting rules.

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

        Estimated proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to transactions, and were held constant throughout the life of the properties. The index prices were the unweighted arithmetic average first-day of-the-month prices for the prior 12 months of $79.43 per barrel for oil and $4.37 per MMBtu for natural gas at December 31, 2010. For purposes of comparing natural gas prices per MMBtu and per Mcf, adjustments have been made to reflect Btu content, shrink and compression and handling charges as realized on an individual lease basis. The relevant average realized prices, adjusting

Predecessor Underlying Properties

NOTES TO COMBINED STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the year ended December 31, 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

in the case of crude oil for forecasted gravity, quality, transportation and marketing as well as other factors affecting the price received at the wellhead, were $74.22 per barrel for oil and $5.02 per Mcf for natural gas at December 31, 2010.

        Changes in the demand for oil and natural gas, inflation, and other factors made such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of current market value of the proved reserves attributable to Predecessor's reserves.

        The Standardized Measure relating to Predecessor's proved reserves at December 31, 2010 is shown below:

2010
Future cash inflows	$648,185,108
Future costs
Production	(223,916,334)
Development	(25,384,253)

Future net cash flows	398,884,521

Less 10% discount factor	(218,408,117)

Standardized measure of discounted future net cash flows	$180,476,404

        The following table sets forth the changes in the Standardized Measure applicable to Predecessor's proved oil and natural gas reserves for the year ended December 31, 2010:

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

2010
Standardized measure at beginning of year	$120,381,905
Sales of oil and gas produced, net of production costs	(29,265,616)
Net changes in price and production costs	52,703,598
Changes in estimated future development costs	(14,568,030)
Development costs incurred during the period which reduce future development costs	7,599,939
Revisions of quantity estimates	15,664,245
Accretion of discount	12,038,190
Change in production rates, timing and other	15,922,173

Standardized measure at end of year	$180,476,404

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of VOC Kansas Energy Partners, LLC:

        We have audited the accompanying statement of historical revenues and direct operating expenses of the Acquired Underlying Properties, consisting of the Underlying Properties of VOC Kansas Energy Partners, LLC ("KEP") not under common control with VOC Brazos Energy Partners, L.P., for the year ended December 31, 2010. This statement is the responsibility of management of KEP. Our responsibility is to express an opinion on this statement based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Acquired Underlying Properties is not required to have, nor were we engaged to perform, an audit of Acquired Underlying Properties' internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Acquired Underlying Properties' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audit provides a reasonable basis for our opinion.

        The accompanying statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note B to the statement and is not intended to be a complete presentation of KEP's interests in the Acquired Underlying Properties.

        In our opinion, the statement referred to above present fairly, in all material respects, the historical revenues and direct operating expenses, described in Note B, of the Acquired Underlying Properties for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Wichita, Kansas
March 22, 2011

Acquired Underlying Properties

STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

Year ended December 31, 2010

Revenues:
Oil sales	$23,272,803
Natural gas sales	842,035

Total	24,114,838
Direct operating expenses:
Lease operating expenses	6,401,987
Production and property taxes	1,416,534

Total	7,818,521

Excess of revenues over direct operating expenses	$16,296,317

The accompanying notes are an integral part of this statement.

Acquired Underlying Properties

NOTES TO STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

For the year ended December 31, 2010

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

NOTE B—BASIS OF PRESENTATION

        The accompanying Statement of Historical Revenues and Direct Operating Expenses was derived from the historical accounting records of KEP and reflect the historical revenues and direct operating expenses directly attributable to the Acquired Underlying Properties for the period described herein. Such amounts may not be representative of future operations. The statement does not include depreciation, depletion and amortization, general and administrative expenses, interest expense or other expenses of an indirect nature. The amounts represent KEP's net interest in the wells relating to the Acquired Underlying Properties.

        Historical financial statements representing financial position, results of operations and cash flows required by generally accepted accounting principles are not presented as such information is not readily available on an individual property basis and not meaningful to the underlying properties. Accordingly, the statement of historical revenues and direct operating expenses is presented in lieu of financial statements prepared under Rule 3-05 of Regulation S-X.

        The accompanying Statement of Historical Revenues and Direct Operating Expenses included herein was prepared on an accrual basis. Revenue from oil and natural gas sales is recognized when sold. Direct operating expenses include lease operating expenses and production and property taxes.

        This Statement of Historical Revenues and Direct Operating Expenses does not reflect the impact of any administrative overhead costs. KEP is an amalgamation of properties held by 24 owners. Prior to their consolidation in November 2009, each owner conducted its own accounting for its respective properties, and in most cases the owners did not allocate overhead to the properties. One of the reasons the owners decided to consolidate holdings into KEP was the efficiency in sharing these overhead expenses. In the future, Vess Oil Corporation will provide these overhead services to KEP.

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

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        Estimates of the proved oil and gas reserves attributable to the Acquired Underlying Properties as of December 31, 2009 and 2010 are based on the report of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of KEP who operate the underlying properties, in accordance with SEC rules and regulations. Such estimates are calculated by adjusting the estimated reserves attributable to specified working

Acquired Underlying Properties

NOTES TO STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the year ended December 31, 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

interest percentages held by KEP outlined in the Cawley, Gillespie & Associates, Inc. reserve report to reflect the working interest percentages held in the Acquired Underlying Properties. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)
Proved reserves:
Balance at December 31, 2009	3,837,671	1,959,474
Revisions of previous estimates	767,948	124,153
Production	(321,661)	(232,254)

Balance at December 31, 2010	4,283,958	1,851,373

Proved developed reserves:
December 31, 2009	3,837,671	1,959,474

December 31, 2010	4,171,465	1,851,373

Proved undeveloped reserves:
December 31, 2009	—	—

December 31, 2010	112,493	—

Acquired Underlying Properties

NOTES TO STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the year ended December 31, 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Future oil and natural gas sales and production and development costs for 2010 have been estimated in accordance with the SEC reporting rules.

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

        Estimated proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The index prices were the unweighted arithmetic average first-day of-the-month prices for the prior 12 months of $79.43 per barrel for oil and $4.37 per MMBtu for natural gas at December 31, 2010. The relevant average realized prices, adjusting in the case of crude oil for forecasted gravity, quality, transportation and marketing as well as other factors affecting the price received at the wellhead, were $74.22 per barrel for oil and $5.02 per Mcf for natural gas at December 31, 2010.

        Changes in the demand for oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of current market value of the proved reserves attributable to the reserves of the Acquired Underlying Properties.

        The Standardized Measure relating to the proved reserves of the Acquired Underlying Properties at December 31, 2010 is shown below:

2010
Future cash inflows	$319,037,861
Future costs
Production	(146,343,958)
Development	(1,749,143)

Future net cash flows	170,944,760
Less 10% discount factor	(83,138,265)

Standardized measure of discounted future net cash flows	$87,806,495

Acquired Underlying Properties

NOTES TO STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the year ended December 31, 2010

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        The following table sets forth the changes in the Standardized Measure applicable to the proved oil and natural gas reserves of the Acquired Underlying Properties for the year ended December 31, 2010:

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

2010
Standardized measure at beginning of year	$58,307,954
Sales of oil and gas produced, net of production costs	(16,296,317)
Net changes in price and production costs	21,385,452
Changes in estimated future development costs	(1,545,676)
Development costs incurred during the period which reduce future development costs	133,055
Revisions of quantity estimates	16,130,251
Accretion of discount	5,830,796
Change in production rates, timing and other	3,860,980

Standardized measure at end of year	$87,806,495

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Evaluation of disclosure controls and procedures.    The trustee maintains disclosure controls and procedures designed to ensure that information to be disclosed by the trust in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations promulgated by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the trust is accumulated and communicated by VOC Brazos to The Bank of New York Mellon Trust Company, N.A., as trustee of the trust, and its employees who participate in the preparation of the trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the trustee carried out an evaluation of the trust's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the trustee, has concluded that the disclosure controls and procedures of the trust are effective.

        Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by VOC Brazos, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the trust's independent reserve engineers. See Item 1A. Risk Factors "—The trust and the public trust unitholders have no voting or managerial rights with respect to VOC Brazos, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in this Form 10-K, and "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations" for a description of certain risks relating to these arrangements and reliance on information when reported by VOC Brazos to the trustee and recorded in the trust's results of operations.

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2012, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

        Trustee's Report on Internal Control Over Financial Reporting.    The trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f, by the trust. The trust's internal control over financial reporting is a process designed under the supervision of the trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the trust's financial statements for external purposes in accordance with the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, which is a comprehensive basis of accounting other than generally accepted accounting principles.

        As of December 31, 2012, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2012, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

        We have audited the internal control over financial reporting of VOC Energy Trust (the "Trust") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and trust corpus of the Trust as of December 31, 2012, and the related statements of distributable income and changes in trust corpus for the year then ended, and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Wichita, Kansas
March 15, 2013

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2012, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2012 and 2011, the trustee received compensation from the trust in the amount of $145,000 and $90,000, respectively. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 12, 2013 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Kayne Anderson Capital Advisors, L.P.(3)	1,581,488	9.3%
Richard A. Kayne(3)	1,581,488	9.3%

(1)
Based on 17,000,000 trust units outstanding as of March 12, 2013.

(2)
The information is based on a Schedule 13D filing with the SEC on August 18, 2011. The address of the beneficial owner is 1700 Waterfront Parkway, Building 500, Wichita, KS 67206.

(3)
The information is based on a Schedule 13G/A filing with the SEC on January 10, 2013. The reported units are owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P., as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The address of the beneficial owner is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067.
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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee of $75,000 is payable in equal quarterly installments and increases by 4% each year. For 2012 and 2011, $77,250 and $56,250, respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2011 and 2012 and fees billed for other services rendered by Grant Thornton LLP.

	2011	2012
Audit fees	$101,946	$215,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$101,946	$215,000

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

VOC ENERGY TRUST
	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
	By	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President
March 15, 2013

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