Form 10-Q
period 2013-03-31
VOC Energy Trust
filed 2013-05-08
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 6, 2013, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2013	2012
Income from net profits interest	$4,447,381	$7,615,858
Cash on hand used for Trust expenses	231,403	63,342
General and administrative expenses (1)	(258,784)	(199,200)
Distributable income	$4,420,000	$7,480,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at March 31, 2013 and 2012)	$0.26	$0.44

(1)         Includes $19,500 and $18,750 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended March 31, 2013 and 2012, respectively, and $37,500 and $40,000 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended March 31, 2013 and 2012, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$243,197	$474,600
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(21,482,499)	(18,716,420)
Total assets	$119,352,304	$122,349,786

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at March 31, 2013 and December 31, 2012	$119,352,304	$122,349,786

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2013	2012
Trust corpus, beginning of period	$122,349,786	$133,619,263
Income from net profits interest	4,447,381	7,615,858
Cash distribution	(4,420,000)	(7,480,000)
Trust expenses	(258,784)	(199,200)
Amortization of net profits interest	(2,766,079)	(2,817,209)
Trust corpus, end of period	$119,352,304	$130,738,712

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

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) December 31, 2030 or (2) the time when 10.6 million barrels of oil equivalent (“MMBoe”) (which is the equivalent of 8.5 MMBoe in respect of the net profits interest) have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate.

The Trustee can authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or the Delaware Trustee as a lender provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds distributed to the Trust.

Note 2.   Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and March 31, 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 3.   Trust Accounting Policies

The Trust uses the modified cash basis of accounting to report receipts by the Trust of the term net profits interest and payments of expenses incurred. The term net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the underlying properties plus any payments made or net of payments received in connection with the settlement of certain hedge contracts, times 80%. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest.  Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to VOC Brazos and out-of-pocket expenses, are recognized when paid. Under U.S. GAAP, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2013 that would impact the financial statements of the Trust.

Note 4.   Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of operations of the underlying properties. The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos has entered into hedge contracts for the year 2013 and the six months ending June 30, 2014 at weighted average prices ranging from $99.01 to $102.15 per barrel of oil that hedge approximately 45% of expected oil production for such years from the proved developed producing reserves attributable to the underlying properties as of December 31, 2012. VOC Brazos entered into the hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos believes represent minimal credit risks.  The Trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.  Upon expiration in June 2014, unitholder exposure to fluctuations in crude oil prices will increase significantly.

Note 5.   Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.   Income from Net Profits Interest

	Three months ended March 31,
	2013	2012
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$5,246,726	$8,269,822
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	4,197,381	6,615,858
Cash reserve(2)	250,000	1,000,000
Income from net profits interest(3)	$4,447,381	$7,615,858

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended March 31, 2013 and 2012, VOC Brazos released and paid to the Trust $250,000 and $1.0 million, respectively, that it previously reserved.   The reserve balance was $0 at March 31, 2013 and 2012.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended March 31, 2013 substantially represents production by VOC Brazos from September 2012 through November 2012.  The cash received by the Trust during the three months ended March 31, 2012 substantially represents production by VOC Brazos from September 2011 through November 2011.

For the three months ended March 31, 2013 and 2012, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 7.   Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 8.   Distributions to Unitholders

VOC Brazos makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

The first quarterly distribution during 2013 was $0.26 per Trust unit and was made on February 14, 2013 to Trust unitholders owning Trust units as of January 30, 2013. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2012 through December 31, 2012.

The first quarterly distribution during 2012 was $0.44 per Trust unit and was made on February 14, 2012 to Trust unitholders owning Trust units as of January 30, 2012. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2011 through December 31, 2011.

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2013 and 2012, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On April 18, 2013, the Trust announced a Trust distribution to unitholders of record on April 30, 2013 of $8.16 million, or $0.48 per unit, which is to be paid on May 15, 2013.

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

Results of Operations for the Quarters Ended March 31, 2013 and 2012

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2013 and 2012 consisting of the January distribution for each respective year:

	Three months ended March 31,
	2013	2012
Sales volumes:
Oil (Bbl)	192,173	191,374
Natural gas (Mcf)	148,688	159,645
Total (BOE)	216,954	217,982
Average sales prices:
Oil (per Bbl)	$87.17	$84.43
Natural gas (per Mcf)	$3.68	$4.70
Gross proceeds:
Oil sales	$16,751,083	$16,157,636
Natural gas sales	547,902	750,077
Total gross proceeds	17,298,985	16,907,713
Costs:
Production and development costs:
Lease operating expenses	3,703,773	3,455,834
Production and property taxes	2,551,450	2,212,933
Development expenses	6,933,045	4,210,082
Total	13,188,268	9,878,849

Settlement of hedge contracts — payments received	(1,136,009)	(1,240,958)

Excess of revenues over direct operating expenses and lease equipment and development costs	$5,246,726	$8,269,822
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	4,197,381	6,615,858
Cash reserve	250,000	1,000,000
Income from net profits interest	$4,447,381	$7,615,858

The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2013 substantially represents the production and settlement of hedge contracts by VOC Brazos from the September 2012 through November 2012.  The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2012 substantially represents the production by VOC Brazos from

September 2011 through November 2011.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $17,298,985 for the three months ended March 31, 2013, an increase of $391,272 or 2.3% from $16,907,713 for the three months ended March 31, 2012.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to higher market prices for oil and an increase in oil sales volumes during the first quarter of 2013, which was partially offset by lower market prices for natural gas and a decrease in natural gas sales volumes. During the three months ended March 31, 2013, the average price for oil increased 3.2% to $87.17 per Bbl and the average price for natural gas decreased 21.7% to $3.68 per Mcf. Oil sales volumes were 192,173 Bbls for the three months ended March 31, 2013, an increase of 766 Bbls or less than 0.5% from 191,374 Bbls, while natural gas sales volumes were 148,688 Mcf, a decrease of 10,957 Mcf or 6.9%.

Costs.   Lease operating expenses were $3,703,773 for the three months ended March 31, 2013, an increase of $247,939 or 7.2% from $3,455,834 for the three months ended March 31, 2012. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $2,551,450 for the three months ended March 31, 2013, an increase of $338,517 or 15.3% from $2,212,933 for the same period in 2012. Such increase is primarily due to increases in ad valorem taxes. Development expenses were $6,933,045 for the three months ended March 31, 2013, an increase of $2,722,963 or 64.7% from $4,210,082 for the same period in 2012. The increase was primarily due to the timing of when the costs were incurred as well as costs associated with a horizontal well that was abandoned due to mechanical issues with the wellbore.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in gains of $1,136,009 for the three months ended March 31, 2013, a decrease of $104,949 from $1,240,958 for the three months ended March 31, 2012. The decrease was due primarily to lower hedge volumes, offset by higher market prices for oil and higher hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $5,246,726 for the three months ended March 31, 2013, a decrease of $3,023,096 or 36.6% from $8,269,822 for the three months ended March 31, 2012.  The Trust’s 80% net profits interest of these totals were $4,197,381 and $6,615,858, respectively. During the three months ended March 31, 2013 and 2012, VOC Brazos released $250,000 and $1.0 million, respectively, from the cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $4,447,381 and $7,615,858 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $27,381 and $135,858 for the three months ended March 31, 2013 and 2012, respectively. The Trustee paid general and administrative expenses of $258,784 for the three months ended March 31, 2013, an increase of $59,584 from $199,200 for the three months ended March 31, 2012.  These factors resulted in distributable income for the three months ended March 31, 2013 of $4,420,000, a decrease of $3,060,000 from $7,480,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to hold as a reserve against future expenses. As of March 31, 2013, $243,197 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three months ended March 31, 2013 and 2012, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $250,000 and $1.0 million in January 2013 and 2012, respectively in accordance with this cash reserve.  The reserve balance was $0 at March 31, 2013 and 2012.

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

The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.  From April 1, 2013 through June 30, 2014, VOC Brazos’ crude oil price risk management positions in swap contracts are as follows:

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

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Substantially all of the income to the Trust is derived from the net profits interest, which generally entitles the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the Trust’s interest in the hedge contracts, which generally entitles the Trust to receive 80% of any proceeds received or paid by VOC Brazos from the settlement of certain hedges in existence on May 10, 2011. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see “Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts.” Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations promulgated by the SEC.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by VOC Brazos to the Trustee, as trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. A Trust Officer of the Trustee has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by VOC Brazos, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.  See “Risk Factors—Neither the Trust nor the Trust’s unitholders have the ability to influence VOC Brazos or control the operations or development of the underlying properties” in the Form 10-K.

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2013, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part 1 of the Form 10-K.

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

VOC ENERGY TRUST

By:	The Bank of New York Mellon Trust Company, N.A., as Trustee

By:	/s/ Michael J. Ulrich
Michael J. Ulrich
Vice President

Date: May 8, 2013

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