Form 10-Q
period 2013-06-30
VOC Energy Trust
filed 2013-08-08
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

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

As of August 6, 2013, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income from net profits interest	$8,455,695	$11,883,087	$12,903,076	$19,498,945
Cash on hand used (withheld) for Trust expenses	(63,635)	12,329	167,768	75,672
General and administrative expenses (1)	(232,060)	(165,416)	(490,844)	(364,617)
Distributable income	$8,160,000	$11,730,000	$12,580,000	$19,210,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2013 and 2012)	$0.48	$0.69	$0.74	$1.13

(1)         Includes $20,280 and $0 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2013 and 2012, respectively, and $39,780 and $18,750 during the six months ended June 30, 2013 and 2012, respectively. Also includes $37,500 and $40,100 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended June 30, 2013 and 2012, respectively, and $75,000 and $80,100 during the six months ended June 30, 2013 and 2012, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$306,832	$474,600
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(24,146,612)	(18,716,420)
Total assets	$116,751,826	$122,349,786

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2013 and December 31, 2012	$116,751,826	$122,349,786

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$119,352,304	$130,738,712	$122,349,786	$133,619,263
Income from net profits interest	8,455,695	11,883,087	12,903,076	19,498,945
Cash distribution	(8,160,000)	(11,730,000)	(12,580,000)	(19,210,000)
Trust expenses	(232,060)	(165,416)	(490,844)	(364,617)
Amortization of net profits interest	(2,664,113)	(3,041,916)	(5,430,192)	(5,859,124)
Trust corpus, end of period	$116,751,826	$127,684,467	$116,751,826	$127,684,467

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

Note 2.         Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and June 30, 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2013 that would impact the financial statements of the Trust.

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

Note 5.         Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.         Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$11,819,619	$15,603,859	$17,066,345	$23,873,681
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	9,455,695	12,483,087	13,653,076	19,098,945
Cash reserve(2)	(1,000,000)	(600,000)	(750,000)	400,000
Income from net profits interest(3)	$8,455,695	$11,883,087	$12,903,076	$19,498,945

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect VOC Brazos’ activity during the December through February production period for the three months ended June 30 and during the September through February production period for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three and six months ended June 30, 2013, VOC Brazos increased its cash reserve by $1.0 million and $0.75 million, respectively.  During the three and six months ended June 30, 2012, VOC Brazos increased its cash reserve by $0.6 million and released and paid to the Trust $0.4 million, respectively, that it previously reserved.  The reserve balance was $1.0 million at June 30, 2013 and $0.6 million at June 30, 2012.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2013 substantially represents production by VOC Brazos from December 2012 through February 2013 and the cash received by the Trust during the three months ended June 30, 2012 substantially represents production by VOC Brazos from December 2011 through February 2012.  The cash received by the Trust during the six months ended June 30, 2013 substantially represents production by VOC Brazos from September 2012 through February 2013 and the cash received by the Trust during the six months ended June 30, 2012 substantially represents production by VOC Brazos from September 2011 through February 2012.

For the three and six months ended June 30, 2013 and 2012, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2013 was $0.48 per Trust unit and was made on May 15, 2013 to Trust unitholders owning Trust units as of April 30, 2013. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2013 through March 31, 2013.

The first quarterly distribution during 2012 was $0.44 per Trust unit and was made on February 14, 2012 to Trust unitholders owning Trust units as of January 30, 2012. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2011 through December 31, 2011.

The second quarterly distribution during 2012 was $0.69 per Trust unit and was made on May 15, 2012 to Trust unitholders owning Trust units as of April 30, 2012. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2012 through March 31, 2012.

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2013 and 2012, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On July 18, 2013, the Trust announced a Trust distribution to unitholders of record on July 30, 2013 of $6.97 million, or $0.41 per unit, which is to be paid on August 14, 2013.

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

Results of Operations for the Quarters Ended June 30, 2013 and 2012

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2013 and 2012 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2013	2012
Sales volumes:
Oil (Bbl)	185,017	214,159
Natural gas (Mcf)	143,626	127,267
Total (BOE)	208,955	235,370
Average sales prices:
Oil (per Bbl)	$90.16	$97.83
Natural gas (per Mcf)	$3.98	$4.21
Gross proceeds:
Oil sales	$16,680,248	$20,951,860
Natural gas sales	571,403	535,606
Total gross proceeds	17,251,651	21,487,466
Costs:
Production and development costs:
Lease operating expenses	3,235,599	3,246,545
Production and property taxes	539,708	672,197
Development expenses	2,376,111	1,983,846
Total	6,151,418	5,902,588
Settlement of hedge contracts — payments received	(719,386)	(18,981)
Total costs	5,432,032	5,883,607
Excess of revenues over direct operating expenses and lease equipment and development costs	11,819,619	15,603,859
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	9,455,695	12,483,087
Cash reserve	(1,000,000)	(600,000)
Income from net profits interest	$8,455,695	$11,883,087

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2013 substantially represents the production and settlement of hedge contracts by VOC Brazos from December 2012 through February 2013.  The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2012 substantially represents the production by VOC Brazos from December 2011 through February 2012.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $17,251,651 for the three months ended June 30, 2013, a decrease of $4,235,815 or 19.7% from $21,487,466 for the three months ended June 30, 2012.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to lower market prices for oil and a decrease in oil sales volumes during the second quarter of 2013, which was partially offset by an increase in natural gas sales volumes. During the three months ended June 30, 2013, the average price for oil decreased 7.8% to $90.16 per Bbl and the average price for natural gas decreased 5.5% to $3.98 per Mcf. Oil sales volumes were 185,017 Bbls for the three months ended June 30, 2013, a decrease of 29,142 Bbls or 13.6% from 214,159 Bbls, while natural gas sales volumes were 143,626 Mcf, an increase of 16,359 Mcf or 12.9% from 127,267 Mcf.

Costs.  Lease operating expenses were $3,235,599 for the three months ended June 30, 2013, a decrease of $10,946 or 0.3% from $3,246,545 for the three months ended June 30, 2012. Production and property taxes were $539,708 for the three months ended June 30, 2013, a decrease of $132,489 or 19.7% from $672,197 for the same period in 2012. Such decrease is primarily due to decreases in volumes sold. Development expenses were $2,376,111 for the three months ended June 30, 2013, an increase of $392,265 or 19.8% from $1,983,846 for the same period in 2012. The increase was primarily due to the timing of when the costs were incurred, as well as increases in well completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in gains of $719,386 for the three months ended June 30, 2013, an increase of $700,405 from $18,981 for the three months ended June 30, 2012. The increase was due primarily to lower market prices for oil, offset by lower hedge volumes and lower hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $11,819,619 for the three months ended June 30, 2013, a decrease of $3,784,240 or 24.3% from $15,603,859 for the three months ended June 30, 2012.  The Trust’s 80% net profits interest of these totals were $9,455,695 and $12,483,087, respectively. During the three months ended June 30, 2013 and 2012, VOC Brazos increased its cash reserve by $1.0 million and $600,000, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $8,455,695 and $11,883,087 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $295,695 and $153,087 for the three months ended June 30, 2013 and 2012, respectively. The Trustee paid general and administrative expenses of $232,060 for the three months ended June 30, 2013, an increase of $66,644 from $165,416 for the three months ended June 30, 2012.  These factors resulted in distributable income for the three months ended June 30, 2013 of $8,160,000, a decrease of $3,570,000 from $11,730,000 for the three months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2013 and 2012 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2013	2012
Sales volumes:
Oil (Bbl)	377,190	405,533
Natural gas (Mcf)	292,314	286,912
Total (BOE)	425,909	453,352
Average sales prices:
Oil (per Bbl)	$88.63	$91.51
Natural gas (per Mcf)	$3.83	$4.48
Gross proceeds:
Oil sales	$33,431,331	$37,109,496
Natural gas sales	1,119,305	1,285,683
Total gross proceeds	34,550,636	38,395,179
Costs:
Production and development costs:
Lease operating expenses	6,939,372	6,702,379
Production and property taxes	3,091,158	2,885,130
Development expenses	9,309,156	6,193,928
Total	19,339,686	15,781,437
Settlement of hedge contracts — payments received	(1,855,395)	(1,259,939)
Total costs	17,484,291	14,521,498
Excess of revenues over direct operating expenses and lease equipment and development costs	17,066,345	23,873,681
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	13,653,076	19,098,945
Cash reserve	(750,000)	400,000
Income from net profits interest	$12,903,076	$19,498,945

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2013 substantially represents the production and settlement of hedge contracts by VOC Brazos from September 2012 through February 2013.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2012 substantially represents the production by VOC Brazos from September 2011 through February 2012.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $34,550,636 for the six months ended June 30, 2013, a decrease of $3,844,543 or 10% from $38,395,179 for the six months ended June 30, 2012.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to lower market prices for oil and a decrease in oil sales volumes during the first six months of 2013, which was partially offset by an increase in natural gas sales volumes. During the six months ended June 30, 2013, the average price for oil decreased 3.1% to $88.63 per Bbl and the average price for natural gas decreased 14.5% to $3.83 per Mcf. Oil sales volumes were 377,190 Bbls for the six months ended June 30, 2013, a decrease of 28,343 Bbls or 7.0% from 405,533 Bbls, while natural gas sales volumes were 292,314 Mcf, an increase of 5,402 Mcf or 1.9% from 286,912 Mcf.

Costs.  Lease operating expenses were $6,939,372 for the six months ended June 30, 2013, an increase of $236,993 or 3.5% from $6,702,379 for the six months ended June 30, 2012. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $3,091,158 for the six months ended June 30, 2013, an increase of $206,028 or 7.1% from $2,885,130 for the same period in 2012. Such increase is primarily due to increases in ad valorem taxes partially offset by decreases in production taxes due to decreases in volumes sold. Development expenses were $9,309,156 for the six months ended June 30, 2013, an increase of $3,115,228 or 50.3% from $6,193,928 for the same period in 2012. The increase was primarily due to the timing of when the costs were incurred, the costs associated with a horizontal well that was abandoned due to mechanical issues with the wellbore, as well as increases in well completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in gains of $1,855,395 for the six months ended June 30, 2013, an increase of $595,456 from $1,259,939 for the six months ended June 30, 2012. The increase was due primarily to lower market prices for oil, offset by lower hedge volumes and slightly higher hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $17,066,345 for the six months ended June 30, 2013, a decrease of $6,807,336 or 28.5% from $23,873,681for the six months ended June 30, 2012.  The Trust’s 80% net profits interest of these totals were $13,653,076 and $19,098,945, respectively. During the six months ended June 30, 2013, VOC Brazos increased its cash reserve by a net amount of $750,000.  During the six months ended June 30, 2012, VOC Brazos released a net amount of $400,000 from the cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $12,903,076 and $19,498,945 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $323,076 and $288,945 for the six months ended June 30, 2013 and 2012, respectively. The Trustee paid general and administrative expenses of $490,844 for the six months ended June 30, 2013, an increase of $126,227 from $364,617 for the six months ended June 30, 2012.  These factors resulted in distributable income for the six months ended June 30, 2013 of $12,580,000, a decrease of $6,630,000 from $19,210,000 for the six months ended June 30, 2012.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to hold as a reserve against future expenses. As of June 30, 2013, $306,832 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2013 and 2012, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $250,000 in January 2013 and withheld $1 million in April 2013 in accordance with this cash reserve.  VOC Brazos released $1 million in January 2012 and withheld $600,000 in April 2012 in accordance with this cash reserve. The reserve balance was $1,000,000 and $600,000 at June 30, 2013 and 2012, respectively.

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

The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.  From July 1, 2013 through June 30, 2014, VOC Brazos’ crude oil price risk management positions in swap contracts are as follows:

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2013, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: August 8, 2013

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