Form 10-Q
period 2013-09-30
VOC Energy Trust
filed 2013-11-08
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

As of November 6, 2013, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income from net profits interest	$7,315,573	$10,608,758	$20,218,649	$30,107,703
Cash on hand withheld for Trust expenses	(225,750)	(220,083)	(57,982)	(144,411)
General and administrative expenses (1)	(119,823)	(188,675)	(610,667)	(553,292)
Distributable income	$6,970,000	$10,200,000	$19,550,000	$29,410,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2013 and 2012)	$0.41	$0.60	$1.15	$1.73

(1)         Includes $0 and $39,000 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2013 and 2012, respectively, and $39,780 and $57,750 during the nine months ended September 30, 2013 and 2012, respectively. Also includes $37,600 and $40,000 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended September 30, 2013 and 2012, respectively, and $112,600 and $120,100 during the nine months ended September 30, 2013 and 2012, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$532,582	$474,600
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(26,972,033)	(18,716,420)
Total assets	$114,152,155	$122,349,786

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2013 and December 31, 2012	$114,152,155	$122,349,786

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$116,751,826	$127,684,467	$122,349,786	$133,619,263
Income from net profits interest	7,315,573	10,608,758	20,218,649	30,107,703
Cash distribution	(6,970,000)	(10,200,000)	(19,550,000)	(29,410,000)
Trust expenses	(119,823)	(188,675)	(610,667)	(553,292)
Amortization of net profits interest	(2,825,421)	(2,889,691)	(8,255,613)	(8,748,815)
Trust corpus, end of period	$114,152,155	$125,014,859	$114,152,155	$125,014,859

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

Note 2.         Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and September 30, 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2013 that would impact the financial statements of the Trust.

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

Note 5.         Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.         Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$9,144,466	$13,760,948	$26,210,811	$37,634,629
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	7,315,573	11,008,758	20,968,649	30,107,703
Cash reserve(2)	—	(400,000)	(750,000)	—
Income from net profits interest(3)	$7,315,573	$10,608,758	$20,218,649	$30,107,703

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect VOC Brazos’ activity during the March through May production period for the three months ended September 30 and during the September through May production period for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three and nine months ended September 30, 2013, VOC Brazos increased its cash reserve by $0 and $0.75 million, respectively.  During the three and nine months ended September 30, 2012, VOC Brazos increased its cash reserve by $0.4 million and $0, respectively.  The reserve balance was $1.0 million at September 30, 2013 and 2012.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2013 substantially represents production by VOC Brazos from March 2013 through May 2013 and the cash received by the Trust during the three months ended September 30, 2012 substantially represents production by VOC Brazos from March 2012 through May 2012.  The cash received by the Trust during the nine months ended September 30, 2013 substantially represents production by VOC Brazos from September 2012 through May 2013 and the cash received by the Trust during the nine months ended September 30, 2012 substantially represents production by VOC Brazos from September 2011 through May 2012.

For the three and nine months ended September 30, 2013 and 2012, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The third quarterly distribution during 2013 was $0.41 per Trust unit and was made on August 14, 2013 to Trust unitholders owning Trust units as of July 30, 2013. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2013 through June 30, 2013.

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

The third quarterly distribution during 2012 was $0.60 per Trust unit and was made on August 14, 2012 to Trust unitholders owning Trust units as of July 30, 2012. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2012 through June 30, 2012.

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2013 and 2012, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On October 17, 2013, the Trust announced a Trust distribution to unitholders of record on October 30, 2013 of $9.01 million, or $0.53 per unit, which is to be paid on November 14, 2013.

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

Results of Operations for the Quarters Ended September 30, 2013 and 2012

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2013 and 2012 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2013	2012
Sales volumes:
Oil (Bbl)	198,138	201,406
Natural gas (Mcf)	140,811	133,123
Total (BOE)	221,607	223,593
Average sales prices:
Oil (per Bbl)	$92.12	$98.13
Natural gas (per Mcf)	$3.99	$3.50
Gross proceeds:
Oil sales	$18,252,179	$19,763,799
Natural gas sales	561,436	465,995
Total gross proceeds	18,813,615	20,229,794
Costs:
Production and development costs:
Lease operating expenses	3,590,867	3,627,219
Production and property taxes	1,938,936	1,794,055
Development expenses	4,728,089	978,228
Total	10,257,892	6,399,502
Settlement of hedge contracts — payments made (received)	(588,743)	69,344
Total costs	9,669,149	6,468,846
Excess of revenues over direct operating expenses and lease equipment and development costs	9,144,466	13,760,948
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	7,315,573	11,008,758
Cash reserve	—	(400,000)
Income from net profits interest	$7,315,573	$10,608,758

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2013 substantially represents the production and settlement of hedge contracts by VOC Brazos from March 2013 through May 2013.  The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2012 substantially represents the production by VOC Brazos from March 2012 through May 2012.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $18,813,615, for the three months ended September 30, 2013, a decrease of $1,416,179 or 7.0% from $20,229,794 for the three months ended September 30, 2012.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to lower market prices for oil and a decrease in oil sales volumes during the third quarter of 2013, which was partially offset by an increase in natural gas sales volumes and a slightly higher market price for natural gas. During the three months ended September 30, 2013, the average price for oil decreased 6.1% to $92.12 per Bbl and the average price for natural gas increased 14% to $3.99 per Mcf. Oil sales volumes were 198,138 Bbls for the three months ended September 30, 2013, a decrease of 3,268 Bbls or 1.6% from 201,406 Bbls, while natural gas sales volumes were 140,811 Mcf, an increase of 7,688 Mcf or 5.8% from 133,123 Mcf.

Costs.  Lease operating expenses were $3,590,867 for the three months ended September 30, 2013, a decrease of $36,352 or 1.0% from $3,627,219 for the three months ended September 30, 2012. Production and property taxes were $1,938,936 for the three months ended September 30, 2013, an increase of $144,881 or 8.1% from $1,794,055 for the same period in 2012.  Such increase is primarily due to increases in ad valorem taxes partially offset by decreases in production taxes due to decreases in volumes sold.  Ad valorem taxes are paid and included in production and property taxes and generally impact the January and July distributions to the Trust each year.  Development expenses were $4,728,089 for the three months ended September 30, 2013, an increase of $3,749,861 or 383.3% from $978,228 for the same period in 2012. The increase was primarily due to costs incurred from the drilling and completion of one horizontal well and the drilling costs of a second horizontal well, compared to the drilling costs of one horizontal well in the previous period, as well as increases in well completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in gains of $588,743 for the three months ended September 30, 2013, an increase of $658,087 from the $69,344 loss for the three months ended September 30, 2012. The increase was due primarily to lower market prices for oil, offset by lower hedge volumes and lower hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $9,144,466 for the three months ended September 30, 2013, a decrease of $4,616,482 or 33.5% from $13,760,948 for the three months ended September 30, 2012.  The Trust’s 80% net profits interest of these totals were $7,315,573 and $11,008,758, respectively. During the three months ended September 30, 2013 and 2012, VOC Brazos increased its cash reserve by $0 and $400,000, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $7,315,573 and $10,608,758 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $345,573 and $408,758 for the three months ended September 30, 2013 and 2012, respectively. The Trustee paid general and administrative expenses of $119,823 for the three months ended September 30, 2013, a decrease of $68,852 from $188,675 for the three months ended September 30, 2012.  These factors resulted in distributable income for the three months ended September 30, 2013 of $6,970,000, a decrease of $3,230,000 from $10,200,000 for the three months ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2013 and 2012 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2013	2012
Sales volumes:
Oil (Bbl)	575,328	606,939
Natural gas (Mcf)	433,125	420,035
Total (BOE)	647,516	676,945
Average sales prices:
Oil (per Bbl)	$89.83	$93.71
Natural gas (per Mcf)	$3.88	$4.17
Gross proceeds:
Oil sales	$51,683,510	$56,873,295
Natural gas sales	1,680,741	1,751,678
Total gross proceeds	53,364,251	58,624,973
Costs:
Production and development costs:
Lease operating expenses	10,530,239	10,329,598
Production and property taxes	5,030,094	4,679,185
Development expenses	14,037,245	7,172,156
Total	29,597,578	22,180,939
Settlement of hedge contracts — payments received	(2,444,138)	(1,190,595)
Total costs	27,153,440	20,990,344
Excess of revenues over direct operating expenses and lease equipment and development costs	26,210,811	37,634,629
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	20,968,649	30,107,703
Cash reserve	(750,000)	—
Income from net profits interest	$20,218,649	$30,107,703

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2013 substantially represents the production and settlement of hedge contracts by VOC Brazos from September 2012 through May 2013.  The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2012 substantially represents the production by VOC Brazos from September 2011 through May 2012.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $53,364,251 for the nine months ended September 30, 2013, a decrease of $5,260,722 or 9.0% from $58,624,973 for the nine months ended September 30, 2012.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to lower market prices for oil and a decrease in oil sales volumes during the first nine months of 2013, which was partially offset by an increase in natural gas sales volumes and a slight decrease in the market price for natural gas. During the nine months ended September 30, 2013, the average price for oil decreased 4.1% to $89.83 per Bbl and the average price for natural gas decreased 7% to $3.88 per Mcf. Oil sales volumes were 575,328 Bbls for the nine months ended September 30, 2013, a decrease of 31,611 Bbls or 5.2% from 606,939 Bbls, while natural gas sales volumes were 433,125 Mcf, an increase of 13,090 Mcf or 3.1% from 420,035 Mcf.

Costs.  Lease operating expenses were $10,530,239 for the nine months ended September 30, 2013, an increase of $200,641 or 1.9% from $10,329,598 for the nine months ended September 30, 2012. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $5,030,094 for the nine months ended September 30, 2013, an increase of $350,909 or 7.5% from $4,679,185 for the same period in 2012. Such increase is primarily due to increases in ad valorem taxes partially offset by decreases in production taxes due to decreases in volumes sold.  Ad valorem taxes are paid and included in production and property taxes and generally impact the January and July distributions to the Trust each year. Development expenses were $14,037,245 for the nine months ended September 30, 2013, an increase of $6,865,089 or 95.7% from $7,172,156 for the same period in 2012. The increase was primarily due to the timing of when the costs were incurred associated with three operated horizontal wells and one non-operated horizontal well drilled in 2013 compared to the costs associated with three operated horizontal wells drilled in the previous period, the costs associated with a horizontal well that was abandoned due to mechanical issues with the wellbore, as well as increases in completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in gains of $2,444,138 for the nine months ended September 30, 2013, an increase of $1,253,543 from $1,190,595 for the nine months ended September 30, 2012. The increase was due primarily to lower market prices for oil, offset by lower hedge volumes and slightly lower hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $26,210,811 for the nine months ended September 30, 2013, a decrease of $11,423,818 or 30.4% from $37,634,629 for the nine months ended September 30, 2012.  The Trust’s 80% net profits interest of these totals were $20,968,649 and $30,107,703, respectively. During the nine months ended September 30, 2013 and 2012, VOC Brazos increased its cash reserve by net amounts of $750,000 and $0, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $20,218,649 and $30,107,703 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $668,649 and $697,703 for the nine months ended September 30, 2013 and 2012, respectively. The Trustee paid general and administrative expenses of $610,667 for the nine months ended September 30, 2013, an increase of $57,375 from $553,292 for the nine months ended September 30, 2012.  These factors resulted in distributable income for the nine months ended September 30, 2013 of $19,550,000, a decrease of $9,860,000 from $29,410,000 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to hold as a reserve against future expenses. As of September 30, 2013, $532,582 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and nine months ended September 30, 2013 and 2012, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $250,000 in January 2013 and withheld $1 million in April 2013 in accordance with this cash reserve.  VOC Brazos released $1 million in January 2012, withheld $600,000 in April 2012, and withheld

$400,000 in July 2012 in accordance with this cash reserve. The reserve balance was $1,000,000 at September 30, 2013 and 2012.

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

The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.  From October 1, 2013 through June 30, 2014, VOC Brazos’ crude oil price risk management positions in swap contracts are as follows:

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2013, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 8, 2013

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