Form 10-K
period 2013-12-31
VOC Energy Trust
filed 2014-03-13
CIK 1505413

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $14.06 on June 28, 2013, was approximately $179,233,365.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2014, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K, which we refer to as this "Form 10-K," contains forward looking statements about VOC Brazos Energy Partners, L.P., a Texas limited partnership, which we refer to as "VOC Brazos," and VOC Energy Trust, which we refer to herein as the "trust," that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act". All statements other than statements of historical fact included in this document, including, without limitation, statements under "Business" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of VOC Brazos and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.

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

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2011, 2012 and 2013 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        On May 10, 2011, VOC Brazos and the trust completed an initial public offering of units of beneficial interst in the trust, which are referred to herein as the "trust units." In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the "net profits interests." VOC Brazos' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the "underlying properties." As of December 31, 2013, the underlying properties included interests in 891 gross (551.2 net) producing wells and included 98,690 gross (61,314.9 net) acres.

        In addition to the conveyance of the net profits interest, VOC Brazos also assigned to the trust the right to receive a payment equal to the amount the trust would have received had the net profits interest been in effect during the period from January 1, 2011 through the day prior to the closing of the initial public offering. As a result, VOC Brazos made its first payment to the trust pursuant to the net profits interest in August 2011, which payment covered the net proceeds attributable to the net profits interest for the first two quarters of 2011, consisting of the period from January 1 to June 30. The net proceeds attributable to the net profits interest will be impacted by the settlement of hedge contracts that VOC Brazos entered into for the years 2011, 2012, and 2013 and for the six months ending June 30, 2014. The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. VOC Brazos or the counterparty is required to make a payment to the other party for the difference between the fixed price and the settlement price. Such settlements could either adversely or positively impact the proceeds available to distribute to the trust, depending on the settlement price during the month or quarter of the distribution. See "—Hedge Contracts" below. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2013, cumulatively, since inception, the trust has received payment for approximately 1.8 MMBoe of the trust's 8.5 MMBoe interest.

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

  •
  property and production taxes;

  •
  development expenses;

  •
  lease operating expenses; and

  •
  administrative expenses of the trust.

        The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the trust are managed by the trustee, and neither VOC Brazos nor any of its affiliates has the ability to manage or influence the operations of the trust. Vess Oil Corporation, which we refer to as "Vess Oil," L.D. Drilling, Inc. and Davis Petroleum, Inc., which are collectively referred to herein as the "VOC Operators," are currently the operator or contract operator of substantially all of the underlying properties. VOC Brazos does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the underlying properties.

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 12, 2014.

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

        Unless otherwise advised by counsel or the Internal Revenue Service, which we refer to herein as the "IRS," the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter in which the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See "—Federal Income Tax Matters."

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

        All of the hedge payments received by VOC Brazos from hedge contract counterparties upon settlements of hedge contracts and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells, as detailed in the conveyance, will offset the costs outlined above in calculating the net proceeds. If the hedge payments received by VOC Brazos and certain other non-production revenues exceed those costs during a quarterly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next quarterly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable quarter, are less than the costs arising in such quarter. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2030 or (2) the time when 10.6 MMBoe (which is the equivalent of 8.5 MMBoe in respect of the net profits interest) have been produced from the underlying properties and sold, then trust unitholders will not be entitled to receive the benefit of such excess amounts.

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

        As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.5 million and $1.7 million paid to the VOC Operators in 2012 and 2013, respectively, for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index ("OAI") published by the Council of Petroleum Accountants Society ("COPAS") for that year.

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

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month. VOC Brazos entered into hedge contracts for 2011, 2012, 2013 and for the six months ending June 30, 2014 to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos believes represent minimal credit risk. Neither VOC Brazos nor the trust can provide assurance, however, that these trading counterparties will not become credit risks in the future.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From January 1, 2014 through June 30, 2014, VOC Brazos' crude oil price risk management positions in swap contracts are as follows:

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

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by middlemen, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-855-802-1094, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding trust units on behalf of trust unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Trust unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units. Any generic tax information provided by the trustee of the trust is intended to be used only to assist trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2013 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://voc.investorhq.businesswire.com.

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

        In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 6.3% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2016. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2016 will be approximately $23.3 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2011, 2012 and 2013 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 22 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2011, 2012 and 2013 is presented consistent with these requirements.

        Proved Reserves of VOC Energy Trust.    The following table sets forth, as of December 31, 2013, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	5,650	3,251	6,191
Proved Undeveloped	863	433	935
Total Proved	6,511	3,684	7,125

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2010(1)	7,712	4,819	8,515
Revisions of previous estimates	207	(159)	180
Production	(607)	(460)	(684)

Balance, December 31, 2011	7,312	4,200	8,011
Revisions of previous estimates	86	116	105
Production	(631)	(454)	(706)

Balance, December 31, 2012	6,767	3,862	7,410
Revisions of previous estimates	360	276	406
Production	(616)	(454)	(691)

Balance, December 31, 2013	6,511	3,684	7,125

Proved Developed Reserves:
Balance, December 31, 2010(1)	6,637	4,068	7,315
Balance, December 31, 2011	6,530	3,728	7,151
Balance, December 31, 2012	6,044	3,400	6,610
Balance, December 31, 2013	5,650	3,251	6,191
Proved Undeveloped Reserves:
Balance, December 31, 2010(1)	1,075	751	1,200
Balance, December 31, 2011	782	472	860
Balance, December 31, 2012	723	462	800
Balance, December 31, 2013	863	433	935

(1)
The conveyance of the net profits interest took place on May 10, 2011; however, the reserves are presented as of December 31, 2010. The trust received revenue associated with the production for the months of January 1, 2011 through May 10, 2011.

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2013 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2013 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	6,783.6	277.3	1,078.3	8,139.2
Gas (MMcf)	4,001.3	62.1	541.7	4,605.1
Revenue
Oil	$624,987.9	$25,928.9	$104,681.9	$755,598.8
Gas	16,675.9	344.6	3,006.9	20,027.4
Severance Taxes	14,565.5	1,208.7	5,026.8	20,801.0
Ad Valorem Taxes	19,843.9	704.8	3,365.5	23,914.2
Operating Expenses	168,255.7	4,221.6	4,182.6	176,660.0
Workover Expenses	8,901.0	347.8	0.0	9,248.8
COPAS	26,757.8	261.8	451.6	27,471.3
Investments	0.0	1,618.6	21,651.3	23,269.9
80% Net Profits Interest Net Operating Income (NPI)(1)	$322,671.9	$14,328.0	$58,408.8	$395,408.7
80% NPI(2)	$189,026.9	$9,200.3	$32,992.9	$231,220.1

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2013, CG&A estimated that the trust would terminate December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $96.78 per Bbl and a Henry Hub natural gas price of $3.67 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2013. The price adjustments were based on oil price differentials forecast at -$7.10 per Bbl for the Kansas underlying properties, +$1.00 per Bbl for the Kurten (Woodbine) Field wells in Texas, -$5.64 per Bbl for the Sand Flat Unit wells in Texas and +1.00 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials were forecast on a per property basis as provided by VOC Brazos and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at 4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero (0) when a rate of six (6) Bbl/day per well were reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue, but dropped to 3.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 3.29 percent of revenue (after severance taxes) for the Texas properties.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2013.

	Gross	Net
	(acres)
Developed Acreage:
Kansas	74,997	44,473.6
Texas	23,693	16,841.3

Total	98,690	61,314.9

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2013:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	823	524.7	33	7.8	856	532.5
Natural gas	23	14.5	12	4.2	35	18.7

Total	846	539.2	45	12.0	891	551.2

        The following is a summary of the number of developmental wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2011		2012		2013
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	6	4.4	5	3.6	4	2.8
Natural gas wells	—	—	—	—	—	—
Non-productive	1	0.9	3	1.7	—	—

Total	7	5.3	8	5.3	4	2.8

        As of December 31, 2013, no wells were being drilled. Capital expenditures associated with proved undeveloped reserves for the year ended December 31, 2013, were $7.32 million. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe received by the trust from the underlying properties. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2011	2012	2013
Sales prices:
Oil (per Bbl)	$90.35	$91.61	$92.36
Natural gas (per Mcf)	$4.96	$3.92	$3.95
Lease operating expense (per Boe)	$16.48	$15.85	$16.53
Production and property taxes (per Boe)	$2.31	$5.71	$6.50

Major Producing Areas

        The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2013.

	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
					(In Thousands)
Kansas (187 Fields)
Fairport	826	0	826	6.5%	$20,166	6.6%
Marcotte	408	0	408	3.2	11,127	3.7
Chase-Silica	405	0	405	3.2	9,315	3.1
Bindley	300	0	300	2.4	7,032	2.3
Moore-Johnson	228	205	262	2.1	5,901	1.9
Mueller	160	0	160	1.3	4,175	1.4
Wesley	141	0	141	1.1	4,020	1.3
Codell	106	0	106	0.8	3,576	1.2
Griston SW	64	0	64	0.5	2,651	0.9
Adell Northwest	102	0	102	0.8	2,500	0.8
Dopita	93	0	93	0.7	2,168	0.7
Miner	91	0	91	0.7	2,143	0.7
Monument North	70	24	74	0.6	2,080	0.7
Other	2,735	2,448	3,143	24.8	63,864	21.0

Kansas Total	5,728	2,678	6,175	48.6	140,719	46.3
Texas (3 Fields)
Kurten	4,080	3,715	4,699	37.0	116,652	38.4
Hitts Lake North	939	0	939	7.4	27,689	9.1
Sand Flat	882	0	882	6.9	18,950	6.2

Texas Total	5,901	3,715	6,520	51.4	$163,291	53.7

Total	11,629	6,393	12,695	100.0%	$304,009	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2013 through December 1, 2013, without giving effect to any hedge transactions, and were held constant for the life of the properties. This yielded a price for oil of $96.78 per barrel and a price for natural gas of $3.67 per MMBtu.

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

        Kansas.    As of December 31, 2013, proved reserves attributable to the portion of the Kansas underlying properties were approximately 6.2 MMBoe and were located in three primary areas: the Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2013, the VOC Operators operated 96.7% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.

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

        Texas.    As of December 31, 2013, proved reserves attributable to the Texas underlying properties were approximately 6.5 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2013, the VOC Operators operated approximately 99.7% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.

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

        Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 704 million barrels for the State of Texas during 2013. There were 27 operating oil refineries located in Texas in 2013 with combined capacity to refine over 4.75 million barrels of oil per day. With oil production in the state of Texas averaging approximately 1.9 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

        Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 2,100 operators reported aggregate oil production of approximately 46 million barrels for the state of Kansas in 2013. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine over 300,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 125,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.

        Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing LLC, an affiliate of VOC Brazos, which we refer to as

"MV Purchasing," under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2011, 2012 and 2013, MV Purchasing purchased 38%, 35% and 34%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2011, 2012 and 2013 received by the trust from the underlying properties were $5.53, $3.32 and $2.32 per barrel, respectively.

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

        Vess Oil Corporation has committed to sell all of its natural gas production attributable to the Kurten Woodbine Unit in Texas to ETC Texas Pipeline, Ltd., on a year-to-year basis effective October 1, 2013. Vess Oil Corporation has also committed to sell to ONEOK Field Services Company, L.L.C. all of its natural gas production attributable to nine wells in Kingman and Barber Counties, Kansas until August 31, 2015, at which time the commitment will automatically convert to a month-to-month basis.

        VOC Brazos does not have any volume commitments or take or pay arrangements.

Sale and Abandonment of Underlying Properties

        VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2011, 2012 and 2013, VOC Brazos plugged and abandoned 9, 10 and 15 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.

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

  •
  acts of force majeure.

        Crude oil prices have been volatile the last several years and in 2013, ranged from a high of $110.53 to a low of $86.68. The NYMEX crude oil spot prices per Bbl were $98.83, $91.82 and $98.42 as of December 31, 2011, 2012 and 2013, respectively. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.

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

        For the six months ending June 30, 2014, VOC Brazos has entered into swap contracts, which we refer to as the "hedge contracts," at prices of $102.15 per barrel of oil that hedge approximately 21% of expected oil production for such periods from the proved developed producing reserves attributable to the underlying properties in the reserve report. The effect of these hedging transactions may limit the trust's ability to realize cash flow from crude oil price increases on the portion of the production attributable to the net profits interest that is hedged during such period. The net profits interest will bear its share of the hedge payments regardless of whether the corresponding quantities of oil are produced or sold. Furthermore, VOC Brazos has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after June 30, 2014, and the terms of the net profits interest conveyance prohibit VOC Brazos from entering into new hedging arrangements. As a result, the amounts of cash distributions may be subject to a greater fluctuation after June 30, 2014 because of changes in crude oil prices. In the event that any of the counterparties to the hedge contracts default on its obligations to make payments to VOC Brazos under the hedge contracts, the cash distributions to the trust unitholders would likely be materially reduced.

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

        VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2013, VOC Brazos sold approximately 34% of the oil produced from the underlying properties to MV Purchasing LLC, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing LLC, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.

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

        VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2011, 2012 and 2013, VOC Brazos plugged and abandoned 9, 10 and 15 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos' obligations relating to the net profits interest on the portion of the underlying properties transferred.

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

        The net proceeds payable to the trust attributable to the net profits interests are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 86% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2013, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 6.3% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2016 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 6.3% per year.

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

  •
  MV Purchasing LLC, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2013, VOC Brazos sold approximately 34% of the oil produced from the underlying properties to MV Purchasing, LLC.

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

        VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2016 of approximately $23.3 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 6.3% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust's ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. None of VOC Brazos or the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.

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

	High	Low	Cash Distributions
2012
First Quarter (January 1, 2012 through March 31, 2012)	$24.47	$20.50	$0.440
Second Quarter (April 1, 2012 through June 30, 2012)	$23.49	$16.55	$0.690
Third Quarter (July 1, 2012 through September 30, 2012)	$20.68	$17.76	$0.600
Fourth Quarter (October 1, 2012 through December 31, 2012)	$19.38	$11.97	$0.460
2013
First Quarter (January 1, 2013 through March 31, 2013)	$14.81	$11.69	$0.260
Second Quarter (April 1, 2013 through June 30, 2013)	$14.90	$11.90	$0.480
Third Quarter (July 1, 2013 through September 30, 2013)	$16.25	$13.60	$0.410
Fourth Quarter (October 1, 2013 through December 31, 2013)	$17.51	$14.12	$0.530

        As of March 12, 2014, the 17,000,000 units outstanding were held by 11 unitholders of record.

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

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2013 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2013.

Item 6.    Selected Financial Data.

        The trust was formed on November 3, 2010. The conveyance of the net profits interest, however, did not occur until May 10, 2011. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2010. The following table sets forth selected data for the trust as of December 31, 2010, 2011, 2012 and 2013, and for the period from November 3, 2010 (inception) through December 31, 2010 and for the years ended December 31, 2011, 2012 and 2013, based on the audited statements of assets and trust corpus as of December 31, 2010, 2011, 2012 and 2013 and the audited statements of distributable income for the period from November 3, 2010 (inception) through December 31, 2010 and for the years ended December 31, 2011, 2012 and 2013.

	December 31,
	2010	2011	2012	2013
Net profits income	$—	$24,852,638	$38,112,577	$29,274,516
Distributable income	$—	$24,140,000	$37,230,000	$28,560,000
Distributions per trust unit	$—	$1.42	$2.19	$1.68
Total assets at year end	$1,000	$133,619,263	$122,349,786	$111,439,640

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

Critical Accounting Policies

        The trust uses the modified cash basis of accounting to report receipts by the trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") of the underlying properties plus any payments made or net of payments received in connection with the settlement of certain hedge contracts, times 80%. Cash distributions of the trust will be made based on the amount of cash received by the trust pursuant to terms of the conveyance creating the net profits interest.

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

  (d)
  Cash reserves for trust expenses may be established by the trustee for certain expenditures that would not be recorded as contingent liabilities under U.S. GAAP;

  (e)
  Amortization of the investment in net profits interest, calculated using the units-of-production method based upon total estimated proved reserves, is charged directly to trust corpus and does not affect distributable income; and

  (f)
  The trust evaluates its investment in the net profits interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted future net cash flows attributable to the trust's interests in the proved oil and gas reserves of the underlying properties.

        While these statements differ from financial statements prepared in accordance with U.S. GAAP, the modified cash basis of reporting revenues and distributions is considered most meaningful because quarterly distributions to the trust unitholders are based on net cash receipts received from VOC Brazos.

        This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The following is a summary of income from net profits interest received by the trust for the years ended December 31, 2011, 2012 and 2013, consisting of the February, May, August and November distributions for each respective year.

	Year Ended December 31,
	2011		2012		2013
Sales volumes:
Oil (Bbl)	496,953	(1)	796,066	(2)	769,584	(3)
Natural gas (Mcf)	340,164	(1)	554,524	(2)	576,433	(3)
Total (BOE)	553,647		888,487		865,656
Average sales prices:
Oil (per Bbl)	$90.35		$91.61		$92.36
Natural gas (per Mcf)	$4.96		$3.92		$3.95
Gross proceeds:
Oil sales	$44,900,938	(1)	$72,923,858	(2)	$71,081,973	(3)
Natural gas sales	1,686,384	(1)	2,173,822	(2)	2,279,338	(3)

Total gross proceeds	46,587,322		75,097,680		73,361,311
Costs:
Production and development costs:
Lease operating expenses	9,126,491		14,085,066		14,305,693
Production and property taxes	1,280,424		5,072,355		5,627,791
Development expenses	4,216,239		11,834,253		18,008,251

Total	14,623,154		30,991,674		37,941,735
Settlement of hedge contracts—payments received	(351,629)		(2,597,216)		(2,111,069)

Total costs	14,271,525		28,394,458		35,830,666

Excess of revenues over direct operating expenses and lease equipment and development costs	32,315,797		46,703,222		37,530,645
Times net profits interests over the term of the Trust	80%		80%		80%

Income from net profits interest before reserve adjustments	25,852,638		37,362,577		30,024,516
Cash reserve	(1,000,000)		750,000		(750,000)

Income from net profits interest	$24,852,638		$38,112,577		$29,274,516

(1)
Oil and gas sales volumes and related revenues for the year ended December 31, 2011 (consisting of VOC Brazos' August and November 2011 net profits interest distributions to the trust) generally represent the production by VOC Brazos from January 2011 through August 2011.

(2)
Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of VOC Brazos' February, May, August and November 2012 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2011 through August 2012.

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of VOC Brazos' February, May, August and November 2013 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2012 through August 2013.

Comparison of Results of the Trust for the Years Ended December 31, 2013 and 2012

        Income from Net Profits Interest.    Income from net profits interest is recorded on a modified cash basis when net profits interest proceeds are received by the Trust from VOC Brazos. Net profits interest proceeds that VOC Brazos remits to the Trust are based on the oil and gas production VOC Brazos has received payment for within one month following the end of the most recent fiscal quarter. VOC Brazos receives payment for its crude oil sales generally within 30 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas gross proceeds, lease operating expenses, production and property taxes, development expenses and cash settlements on hedge contracts as follows:

        Gross proceeds.    Oil and natural gas sales were $73,361,311 for the year ended December 31, 2013, a decrease of $1,736,369 or 2.3% from $75,097,680 for the year ended December 31, 2012. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to higher market prices for oil and a decrease in oil sales volumes during 2013, which was partially offset by an increase in natural gas sales volumes and a slight increase in the market price for natural gas. During the year ended December 31, 2013, the average price for oil increased 0.8% to $92.36 per Bbl and the average price for natural gas increased 0.8% to $3.95 per Mcf. Oil sales volumes were 769,584 Bbls for the year ended December 31, 2013, a decrease of 26,482 Bbls or 3.3% from 796,066 Bbls, while natural gas sales volumes were 576,433 Mcf, an increase of 21,909 Mcf or 4.0% from 554,524 Mcf.

        Costs.    Lease operating expenses were $14,305,693 for the year ended December 31, 2013, an increase of $220,627 or 1.6% from $14,085,066 for the year ended December 31, 2012. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $5,627,791 for the year ended December 31, 2013, an increase of $555,436 or 11.0% from $5,072,355 for 2012. Such increase is primarily due to increases in ad valorem taxes partially offset by decreases in production taxes due to decreases in volumes sold. Ad valorem taxes are paid and included in production and property taxes. Development expenses were $18,008,251 for the year ended December 31, 2013, an increase of $6,173,998 or 52.2% from $11,834,253 for 2012. The increase was primarily due to the timing of when the costs associated with drilling three operated horizontal wells, one non-operated horizontal well and one horizontal well that was abandoned due to mechanical issues with the wellbore in 2013 were incurred as compared to when the costs associated with drilling three operated horizontal wells in the previous period were incurred, as well as increases in completion costs and the costs of oilfield goods and services for 2013.

        Settlement of hedge contracts.    Cash settlements relating to hedge contracts resulted in gains of $2,111,069 for the year ended December 31, 2013, a decrease of $486,147 from $2,597,216 for 2012. The decrease was due primarily to higher market prices for oil, lower hedge volumes and slightly lower hedge strike prices.

        Excess of revenues over direct operating expenses and lease equipment and development costs.    The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $37,530,645 for the year ended December 31, 2013, a decrease of $9,172,577 or 19.6% from $46,703,222 for the year ended December 31, 2012. The Trust's 80% net profits interest of these totals were $30,024,516 and $37,362,577, respectively. During the year ended December 31, 2013, VOC Brazos increased its cash reserve for future development, maintenance or operating expenditures by a net amount of $750,000 and during the year ended December 31, 2012, VOC Brazos decreased its cash reserve by a net amount of $750,000, which resulted in income from the net profits interest of $29,274,516 and $38,112,577 for such years, respectively. These amounts were further reduced by a Trust holdback for future expenses of $714,516 and $882,577 for the years ended December 31, 2013 and 2012, respectively. The Trustee paid general and administrative expenses of $737,846 for the year ended December 31, 2013, an increase of $31,722 from $706,124 for the year ended December 31, 2012. These factors resulted in distributable income for the year ended December 31, 2013 of $28,560,000, a decrease of $8,670,000 from $37,230,000 for the year December 31, 2012.

Comparison of Results of the Trust for the Years Ended December 31, 2012 and 2011

        As noted above, VOC Brazos conveyed a net profits interest to the Trust as of May 10, 2011. In addition to the conveyance of the net profits interest, VOC Brazos also assigned to the Trust the right to receive a payment equal to the amount the Trust would have received had the net profits interest been in effect during the period from January 1, 2011 through the day prior to the closing of the initial public offering. The cash received by the Trust for the year ended December 31, 2012 (consisting of VOC Brazos' February, May, August and November 2012 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2011 through August 2012 (twelve months), while the cash received by the Trust for the year ended December 31, 2011 (consisting of VOC Brazos' August and November 2011 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from January 2011 through August 2011 (eight months). The differences in the comparisons below are primarily attributable to the fact that the Trust received income from the net profits interest attributable to twelve months of production in 2012 versus eight months in 2011.

        Income from Net Profits Interest.    Income from net profits interest is recorded on a modified cash basis when net profits interest proceeds are received by the Trust from VOC Brazos. Net profits interest proceeds that VOC Brazos remits to the Trust are based on the oil and gas production VOC Brazos has received payment for within one month following the end of the most recent fiscal quarter. VOC Brazos receives payment for its crude oil sales generally within 30 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas gross proceeds, lease operating expenses, production and property taxes, development expenses and cash settlements on hedge contracts as follows:

        Gross proceeds.    Oil and natural gas sales were $75,097,680 for the year ended December 31, 2012, an increase of $28,510,358 or 61.2% from $46,587,322 for the year ended December 31, 2011. The increase in gross proceeds was due to higher market prices for oil and an increase in oil and natural gas sales volumes during 2012, which was partially offset by a decrease in the market price for natural gas. During the year ended December 31, 2012, the average price for oil increased 1.4% to $91.61 per Bbl and the average price for natural gas decreased 21.0% to $3.92 per Mcf. Oil sales volumes were 796,066 Bbls for the year ended December 31, 2012, an increase of 299,113 Bbls or 60.2% from 496,953 Bbls, while natural gas sales volumes were 554,524 Mcf, an increase of 214,360 Mcf or 63.0% from 340,164 Mcf.

        Costs.    Lease operating expenses were $14,085,066 for the year ended December 31, 2012, an increase of $4,958,575 or 54.3% from $9,126,491 for the year ended December 31, 2011. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $5,072,355 for the year ended December 31, 2012, an increase of $3,791,931 or 296.1% from $1,280,424 for 2011. Such increase is primarily due to increases in ad valorem taxes. Ad valorem taxes are paid and included in production and property taxes. Development expenses were $11,834,253 for the year ended December 31, 2012, an increase of $7,618,014 or 180.7% from $4,216,239 for 2011. The increase was primarily due to the timing of when the costs associated with drilling three operated horizontal wells in 2013 were incurred as compared to when the costs associated with drilling one operated horizontal well in the previous period were incurred, the costs associated with a horizontal well that was abandoned due to mechanical issues with the wellbore, as well as increases in completion costs and the costs of oilfield goods and services.

        Settlement of hedge contracts.    Cash settlements relating to hedge contracts resulted in gains of $2,597,216 for the year ended December 31, 2012, an increase of $2,245,587 from $351,629 for 2011. The decrease was due primarily to higher market prices for oil, lower hedge volumes and slightly lower hedge strike prices.

        Excess of revenues over direct operating expenses and lease equipment and development costs.    The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $46,703,222 for the year ended December 31, 2012, an increase of $14,387,425 or 44.5% from $32,315,797 for the year ended December 31, 2011. The Trust's 80% net profits interest of these totals were $37,362,577 and $25,852,638, respectively. During the year ended December 31, 2012, VOC Brazos decreased its cash reserve for future development, maintenance or operating expenditures by a net amount of $750,000 and during the year ended December 31, 2011, VOC Brazos increased its cash reserve by $1,000,000, which resulted in income from the net profits interest of $38,112,577 and $24,852,638 for such years, respectively. These amounts were further reduced by a Trust holdback for future expenses of $882,577 and $712,638 for the years ended December 31, 2012 and 2011, respectively. The Trustee paid general and administrative expenses of $706,124 for the year ended December 31, 2012, an increase of $290,633 from $415,491 for the year ended December 31, 2011. These factors resulted in distributable income for the year ended December 31, 2012 of $37,230,000, an increase of $13,090,000 from $24,140,000 for the year December 31, 2011.

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

        The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2013, the trust made no borrowings.

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

Planned Development and Workover Program

        The primary goals of VOC Brazos' development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos' existing wells or VOC Brazos' historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

  •
  Kansas.  VOC Brazos' historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos intends to continue this program with respect to the Kansas Underlying Properties, and expects to incur total development expenditures for these properties through December 31, 2015 of approximately $1.6 million, of which VOC Brazos contemplates spending approximately $1.2 million to drill and complete six vertical wells. The remaining approximately $0.4 million is expected to be used for recompletions and workovers of nine wells.

  •
  Texas.  VOC Brazos' historical development and workover program for the Texas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies. In 2009, after an extensive review of horizontal development drilling in the areas, VOC Brazos commenced drilling horizontal wells in the Kurten Woodbine Units in order to accelerate the development of proved undeveloped reserves. VOC Brazos has successfully completed twelve of its first thirteen horizontal wells to the Woodbine C sand in this area with average lateral lengths of approximately 3,000 feet. VOC Brazos intends to continue developing the Woodbine C sand underlying the Kurten Woodbine Units, utilizing horizontal wells completed with multiple fracture stimulations together with recompletions of existing vertical wellbores into additional pay intervals. VOC Brazos expects total development expenditures for the Texas Underlying Properties through December 31, 2016 to be approximately $21.6 million. Of this total, VOC Brazos contemplates spending approximately $20.5 million to drill and complete ten horizontal wells in the Woodbine C sand. The remaining approximately $1.1 million is expected to be used for recompletions and workovers of nine Woodbine vertical wells to additional Woodbine sands and seven existing wells in the Sand Flat Unit.

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

Contractual Obligations

        As of December 31, 2013, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to VOC Brazos and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month. VOC Brazos has entered into hedge contracts for the six months ending June 30, 2014, to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos believes represent minimal credit risk. The trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From January 1, 2014 through June 30, 2014, VOC Brazos' crude oil price risk management positions in swap contracts are as follows:

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

        We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the "Trust") as of December 31, 2012 and 2013, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of VOC Energy Trust as of December 31, 2012 and 2013, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2013 on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 13, 2014

VOC ENERGY TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2012	2013
ASSETS
Cash	$474,600	$451,270
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(18,716,420)	(29,603,236)

Total assets	$122,349,786	$111,439,640

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2012 and 2013, respectively	$122,349,786	$111,439,640

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2011	2012	2013
Income from net profits interest	$24,852,638	$38,112,577	$29,274,516
Cash on hand used (withheld) for future Trust expenses	(297,147)	(176,453)	23,330
General and administrative expenses(1)	(415,491)	(706,124)	(737,846)

Distributable income	$24,140,000	$37,230,000	$28,560,000

Distributions per Trust unit (17,000,000 Trust units issued and outstanding at December 31, 2011, 2012 and 2013, respectively)	$1.42	$2.19	$1.68

(1)
Includes $56,250, $77,250 and $80,340 paid to VOC Brazos and $90,000, $145,100 and $150,471 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2011, 2012 and 2013, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2011	2012	2013
Trust corpus, beginning of year	$1,000	$133,619,263	$122,349,786
Investment in net profits interest—May 10, 2011	140,591,606	—	—
Income from net profits interest	24,852,638	38,112,577	29,274,516
Cash distributions	(24,140,000)	(37,230,000)	(28,560,000)
Trust expenses	(415,491)	(706,124)	(737,846)
Amortization of net profits interest	(7,270,490)	(11,445,930)	(10,886,816)

Trust corpus, end of year	$133,619,263	$122,349,786	$111,439,640

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

        In connection with the May 2011 closing of the initial public offering and in exchange for 17,000,000 Trust Units, VOC Brazos and VOC Kansas conveyed a term net profits interest representing the right to receive 80% of the net proceeds (calculated as described below in Note C) from production from the Underlying Properties (as defined below). The net profits interest consists of working interests in substantially all of the oil and natural gas properties held by VOC Brazos and VOC Kansas in the States of Kansas and Texas as of the date of the conveyance of the net profits interest to the Trust. We refer to the properties in which the Trust holds the net profits interest as the "Underlying Properties."

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—TRUST ACCOUNTING POLICIES (Continued)

1.     Basis of accounting

        The Trust uses the modified cash basis of accounting to report receipts by the Trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")) of the Underlying Properties plus any payments made or net of payments received in connection with the settlement of certain hedge contracts, times 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the net profits interest.

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

  (d)
  Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under U.S. GAAP;

  (e)
  Amortization of the investment in net profits interest, calculated using the units-of-production method based upon total estimated proved reserves, is charged directly to Trust corpus and does not affect distributable income; and

  (f)
  The Trust evaluates its investment in the net profits interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted future net cash flows attributable to the Trust's interests in the proved oil and gas reserves of the Underlying Properties.

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2013 that would impact the financial statements of the Trust.

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

        The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)

Net property value to be conveyed	175,739,508

Times 80% net profits interest to Trust	$140,591,606

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year Ended December 31,
	2011	2012		2013
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$32,315,797	$46,703,222		$37,530,645
Times net profits interest over the term of the Trust	80%	80%		80%

Income from net profits interest before reserve adjustments	25,852,638	37,362,577		30,024,516
Cash reserve(2)	(1,000,000)	750,000		(750,000)

Income from net profits interest	$24,852,638 (3)	$38,112,577	(4)	$29,274,516 (5)

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time and did so during the year ended December 31, 2011. The reserve balance was $1,000,000, $250,000 and $1,000,000 at December 31, 2011, 2012 and 2013, respectively

(3)
Because of the terms of the net profits interest and because the first payment thereon to the Trust occurred in August 2011, the income from the net profits interest for the year ended December 31, 2011 (consisting of VOC Brazos' August and November 2011 net profits interest distributions to

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST (Continued)

  the Trust) generally represent the production by VOC Brazos from January 2011 through August 2011.

(4)
The income from the net profits interest for the year ended December 31, 2012 (consisting of VOC Brazos' February, May, August and November 2012 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2011 through August 2012.

(5)
The income from the net profits interest for the year ended December 31, 2013 (consisting of VOC Brazos' February, May, August and November 2013 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2012 through August 2013.

        For the year ended December 31, 2011, 2012 and 2013, MV Purchasing, LLC purchased 38%, 35% and 34%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

        On January 17, 2013, the Trust announced a Trust distribution to unitholders of record on January 30, 2013 of $4.4 million, or $0.26 per unit, which was paid on February 14, 2013. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from October 1, 2012 through December 31, 2012, and reflects a release of the $250,000 reserve previously established by VOC Brazos for future development, maintenance or operating expenditures.

        On April 18, 2013, the Trust announced a Trust distribution to unitholders of record on April 30, 2013 of $8.2 million, or $0.48 per unit, which was paid on May 15, 2013. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from January 1, 2013 through March 31, 2013, and reflects a $1,000,000 reserve established by VOC Brazos for future development, maintenance or operating expenditures.

        On July 18, 2013, the Trust announced a Trust distribution to unitholders of record on July 30, 2013 of $6.97 million, or $0.41 per unit, which was paid on August 14, 2013. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from April 1, 2013 through June 30, 2013.

        On October 17, 2013, the Trust announced a Trust distribution to unitholders of record on October 30, 2013 of $9.01 million, or $0.53 per unit, which was paid on November 14, 2013. Such distribution is comprised of the net proceeds of production collected by VOC Brazos from July 1, 2013 through September 30, 2013.

        As of December 31, 2013, cumulatively, since inception, the Trust has received payment for 1,846,232 net barrels of oil equivalent (unaudited).

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

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

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2011, 2012 and 2013, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

        Administrative Services Agreement.    On May 10, 2011, VOC Brazos and the Trustee, not in its individual capacity but solely as trustee of the Trust, entered into an administrative services agreement (the "Administrative Services Agreement") whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—PUBLIC OFFERING (Continued)

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

NOTE J—OTHER EVENTS

  Subsequent event

        On January 16, 2014, the Trust announced a Trust distribution to unitholders of record on January 30, 2014 of $9.69 million, or $0.57 per unit, which was paid on February 14, 2014. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from October 1, 2013 through December 31, 2013.

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2011, 2012 and 2013 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2011, 2012 and 2013 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)
Proved reserves
Balance at December 31, 2010(1)	7,711,666	4,819,193
Revisions of previous estimates	207,348	(159,215)
Production	(607,492)	(460,228)

Balance at December 31, 2011	7,311,522	4,199,750
Revisions of previous estimates	85,903	116,363
Production	(630,678)	(454,487)

Balance at December 31, 2012	6,766,747	3,861,626
Revisions of previous estimates	360,458	276,134
Production	(615,814)	(453,683)

Balance at December 31, 2013	6,511,391	3,684,077

Proved developed reserves
December 31, 2010(1)	6,636,824	4,068,247

December 31, 2011	6,529,856	3,727,737

December 31, 2012	6,043,374	3,399,610

December 31, 2013	5,648,733	3,250,716

Proved undeveloped reserves
December 31, 2010(1)	1,074,842	750,946

December 31, 2011	781,666	472,013

December 31, 2012	723,374	462,016

December 31, 2013	862,658	433,361

(1)
The conveyance of the net profits interest took place on May 10, 2011; however, the reserves are presented as of December 31, 2010. The Trust received revenue associated with the production from January 1, 2011 through May 10, 2011.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2011, 2012 and 2013.

	2011	2012	2013
Future cash inflows	$680,134,350	$639,142,500	$620,500,850
Future costs
Production	(206,138,211)	(198,019,653)	(206,476,266)
Development	(15,975,389)	(15,439,597)	(18,615,934)

Future net cash flows	458,020,750	425,683,250	395,408,650
Less 10% discount factor	(199,746,625)	(179,235,250)	(164,188,600)

Standardized measure of discounted future net cash flows	$258,274,125	$246,448,000	$231,220,050

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2012	2013
Standardized measure at beginning of year	$258,274,125	$246,448,000
Net proceeds to the Trust	(37,362,577)	(30,024,516)
Net payments received to settle hedge contracts	2,077,773	1,688,855

Net proceeds to the Trust, exclusive of net payments received to settle hedge contracts	(35,284,804)	(28,335,661)
Net changes in price and production costs	1,446,202	(5,763,485)
Changes in estimated future development costs	(4,988,014)	(6,219,092)
Development costs incurred during the year	5,526,880	3,370,800
Revisions of quantity estimates	3,239,596	13,382,262
Accretion of discount	25,827,413	24,644,800
Changes in production rates, timing and other	(7,593,398)	(16,307,574)

Standardized measure at end of year	$246,448,000	$231,220,050

        The average, first-day-of-the-month price during the 12-month period for 2011, 2012 and 2013 used in determining future net revenues related to the standardized measure calculation are as follows:

	2011	2012	2013
Oil (per Bbl)	$90.00	$91.95	$92.83
Gas (per Mcf)	$5.25	$4.39	$4.35

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2012:
Income from net profits interest	$7,616	$11,883	$10,609	$8,005
Distributable income	$7,480	$11,730	$10,200	$7,820
Distributions per unit	$0.4400	$0.6900	$0.6000	$0.4600
2013:
Income from net profits interest	$4,447	$8,456	$7,316	$9,056
Distributable income	$4,420	$8,160	$6,970	$9,010
Distributions per unit	$0.2600	$0.4800	$0.4100	$0.5300

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2013, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

        As of December 31, 2013, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2013, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

        We have audited the internal control over financial reporting of VOC Energy Trust (the "Trust") as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and trust corpus of the Trust as of December 31, 2013, and the related statements of distributable income and changes in trust corpus for the year then ended, and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Wichita, Kansas
March 13, 2014

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2013, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2013, 2012 and 2011, the trustee received compensation from the trust in the amount of $150,000, 145,000 and $90,000, respectively. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 12, 2014 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Kayne Anderson Capital Advisors, L.P.(3)	1,499,274	8.8%
Richard A. Kayne(3)	1,499,274	8.8%

(1)
Based on 17,000,000 trust units outstanding as of March 12, 2014.

(2)
The information is based on a Schedule 13D filing with the SEC on August 18, 2011. The address of the beneficial owner is 1700 Waterfront Parkway, Building 500, Wichita, KS 67206.

(3)
The information is based on a Schedule 13G/A filing with the SEC on February 4, 2014. The reported units are owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P., as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The address of the beneficial owner is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067.
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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee of $75,000 is payable in equal quarterly installments and increases by 4% each year. For 2013, 2012 and 2011, $80,340, $77,250 and $56,250, respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2012 and 2013 and fees billed for other services rendered by Grant Thornton LLP.

	2012	2013
Audit fees	$215,000	$215,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$215,000	$215,000

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)(1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

Page in this Form 10-K
VOC Energy Trust
Report of Independent Registered Public Accounting Firm	54
Statements of Assets and Trust Corpus	55
Statements of Distributable Income	55
Statements of Changes in Trust Corpus	55
Notes to Financial Statements	56
Predecessor Underlying Properties
Report of Independent Registered Public Accounting Firm	69
Combined Statements of Historical Revenues and Direct Operating Expenses
Notes to Combined Statements of Historical Revenues and Direct Operating Expenses
Predecessor Acquired Properties
Report of Independent Registered Public Accounting Firm
Combined Statements of Historical Revenues and Direct Operating Expenses
Notes to Combined Statements of Historical Revenues and Direct Operating Expenses

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

March 13, 2014

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