Form 10-Q
period 2014-03-31
VOC Energy Trust
filed 2014-05-08
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

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

As of May 7, 2014, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2014	2013
Income from net profits interest	$9,880,331	$4,447,381
Cash on hand used for Trust expenses	185,328	231,403
General and administrative expenses (1)	(375,659)	(258,784)
Distributable income	$9,690,000	$4,420,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at March 31, 2014 and 2013)	$0.57	$0.26

(1)         Includes $20,280 and $19,500 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended March 31, 2014 and 2013, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2014 and 2013.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$265,942	$451,270
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(32,241,097)	(29,603,236)
Total assets	$108,616,451	$111,439,640

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at March 31, 2014 and December 31, 2013	$108,616,451	$111,439,640

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2014	2013
Trust corpus, beginning of period	$111,439,640	$122,349,786
Income from net profits interest	9,880,331	4,447,381
Cash distribution	(9,690,000)	(4,420,000)
Trust expenses	(375,659)	(258,784)
Amortization of net profits interest	(2,637,861)	(2,766,079)
Trust corpus, end of period	$108,616,451	$119,352,304

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

Note 2.         Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and March 31, 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2014 that would impact the financial statements of the Trust.

Note 4.         Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of operations of the underlying properties. The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos has entered into hedge contracts for the six months ending June 30, 2014 at a weighted average price of $102.15 per barrel of oil that hedge approximately 21% of expected oil production for such years from the proved developed producing reserves attributable to the underlying properties as of December 31, 2013. VOC Brazos entered into the hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed hedge price. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties in whom VOC Brazos believes represent minimal credit risks.  The Trust cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.  Upon expiration in June 2014, unitholder exposure to fluctuations in crude oil prices will increase significantly.

Note 5.         Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.         Income from Net Profits Interest

	Three months ended March 31,
	2014	2013
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$12,350,414	$5,246,726
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	9,880,331	4,197,381
Cash reserve(2)	0	250,000
Income from net profits interest(3)	$9,880,331	$4,447,381

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended March 31, 2014 and 2013, VOC Brazos released and paid to the Trust $0 and $250,000, respectively, that it previously reserved.   The reserve balance was $1,000,000 and $0 at March 31, 2014 and 2013, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended March 31, 2014 substantially represents production by VOC Brazos from September 2013 through November 2013.  The cash received by the Trust during the three months ended March 31, 2013 substantially represents production by VOC Brazos from September 2012 through November 2012.

For the three months ended March 31, 2014 and 2013, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2014 was $0.57 per Trust unit and was made on February 14, 2014 to Trust unitholders owning Trust units as of January 30, 2014. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2013 through December 31, 2013.

The first quarterly distribution during 2013 was $0.26 per Trust unit and was made on February 14, 2013 to Trust unitholders owning Trust units as of January 30, 2013. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2012 through December 31, 2012.

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2014 and 2013, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On April 17, 2014, the Trust announced a Trust distribution to unitholders of record on April 30, 2014 of $8.84 million, or $0.52 per unit, which is to be paid on May 15, 2014.

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

Results of Operations for the Quarters Ended March 31, 2014 and 2013

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2014 and 2013 consisting of the January distribution for each respective year:

	Three months ended March 31,
	2014	2013
Sales volumes:
Oil (Bbl)	194,014	192,173
Natural gas (Mcf)	148,073	148,688
Total (BOE)	218,693	216,954
Average sales prices:
Oil (per Bbl)	$95.98	$87.17
Natural gas (per Mcf)	$4.52	$3.68
Gross proceeds:
Oil sales	$18,621,433	$16,751,083
Natural gas sales	669,851	547,902
Total gross proceeds	19,291,284	17,298,985
Costs:
Production and development costs:
Lease operating expenses	3,685,711	3,703,773
Production and property taxes	2,335,396	2,551,450
Development expenses	796,133	6,933,045
Total	6,817,240	13,188,268
Settlement of hedge contracts — payments made(received)	123,630	(1,136,009)
Total costs	6,940,870	12,052,259

Excess of revenues over direct operating expenses and lease equipment and development costs	12,350,414	5,246,726
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	9,880,331	4,197,381
Cash reserve	0	250,000
Income from net profits interest	$9,880,331	$4,447,381

The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from September 2013 through November 2013.  The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2013 substantially represents the production by VOC Brazos from September 2012 through November 2012.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $19,291,284 for the three months ended March 31, 2014, an increase of $1,992,299 or 11.5% from $17,298,985 for the three months ended March 31, 2013.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to higher market prices for oil and natural gas and an increase in oil sales volumes during the first quarter of 2014.  These increases were slightly offset by a decrease in natural gas sales during the first quarter of 2014.   During the three months ended March 31, 2014, the average price for oil increased 10.1% to $95.98 per Bbl and the average price for natural gas increased 22.8% to $4.52 per Mcf. Oil sales volumes were 194,014 Bbls for the three months ended March 31, 2014, an increase of 1,841 Bbls or 1.0% from 192,173 Bbls, while natural gas sales volumes were 148,073 Mcf, a decrease of 615 Mcf or 0.4%.

Costs.   Lease operating expenses were $3,685,711 for the three months ended March 31, 2014, a decrease of $18,062 or 0.5% from $3,703,773 for the three months ended March 31, 2013. Production and property taxes were $2,335,396 for the three months ended March 31, 2014, a decrease of $216,054 or 8.5% from $2,551,450 for the same period in 2013. Such decrease is primarily due to a 13.7% decrease in ad valorem taxes. Development expenses were $796,133 for the three months ended March 31, 2014, a decrease of $6,136,912 or 88.5% from $6,933,045 for the same period in 2013. The decrease was primarily due to the timing of when the costs were incurred as well as costs associated with a horizontal well that was abandoned in 2013 due to mechanical issues with the wellbore.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in losses of $123,630 for the three months ended March 31, 2014, a decrease of $1,259,639 from gains of $1,136,009 for the three months ended March 31, 2013. The decrease was due primarily to lower hedge volumes, offset by higher market prices for oil and lower hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $12,350,414 for the three months ended March 31, 2014, an increase of $7,103,688 or 135.4% from $5,246,726 for the three months ended March 31, 2013.  The Trust’s 80% net profits interest of these totals were $9,880,331 and $4,197,381, respectively. During the three months ended March 31, 2014 and 2013, VOC Brazos released $0 and $250,000, respectively, from the cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $9,880,331 and $4,447,381 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $190,331 and $27,381 for the three months ended March 31, 2014 and 2013, respectively. The Trustee paid general and administrative expenses of $375,659 for the three months ended March 31, 2014, an increase of $116,875 from $258,784 for the three months ended March 31, 2013.  These factors resulted in distributable income for the three months ended March 31, 2014 of $9,690,000, an increase of $5,270,000 from $4,420,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to hold as a reserve against future expenses. As of March 31, 2014, $265,942 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three months ended March 31, 2014 and 2013, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $0 and $250,000 in January 2014 and 2013, respectively, in accordance with this cash reserve.  The reserve balance was $1,000,000 and $0 at March 31, 2014 and 2013, respectively.

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

The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month.  In a swap transaction, the counterparty is required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  VOC Brazos is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.  From April 1, 2014 through June 30, 2014, VOC Brazos’ crude oil price risk management positions in swap contracts are as follows:

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

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2014, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: May 8, 2014

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