Form 10-Q
period 2014-06-30
VOC Energy Trust
filed 2014-08-07
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014

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

As of August 7, 2014, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income from net profits interest	$9,177,854	$8,455,695	$19,058,186	$12,903,076
Cash on hand used (withheld) for Trust expenses	(166,415)	(63,635)	18,913	167,768
General and administrative expenses (1)	(171,439)	(232,060)	(547,099)	(490,844)
Distributable income	$8,840,000	$8,160,000	$18,530,000	$12,580,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2014 and 2013)	$0.52	$0.48	$1.09	$0.74

(1)         Includes $21,090 and $20,280 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2014 and 2013, respectively, and $41,370 and $39,780 during the six months ended June 30, 2014 and 2013, respectively.  Also includes $37,600 and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended June 30, 2014 and 2013, respectively, and $75,100 and $75,000 during the six months ended June 30, 2014 and 2013, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$432,357	$451,270
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(34,650,379)	(29,603,236)
Total assets	$106,373,584	$111,439,640

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2014 and December 31, 2013	$106,373,584	$111,439,640

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$108,616,451	$119,352,304	$111,439,640	$122,349,786
Income from net profits interest	9,177,854	8,455,695	19,058,186	12,903,076
Cash distribution	(8,840,000)	(8,160,000)	(18,530,000)	(12,580,000)
Trust expenses	(171,439)	(232,060)	(547,099)	(490,844)
Amortization of net profits interest	(2,409,282)	(2,664,113)	(5,047,143)	(5,430,192)
Trust corpus, end of period	$106,373,584	$116,751,826	$106,373,584	$116,751,826

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

Note 2.         Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and June 30, 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2014 that would impact the financial statements of the Trust.

Note 4.         Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of operations of the underlying properties. The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos had entered into hedge contracts for the six months ending June 30, 2014 at a weighted average price of $102.15 per barrel of oil that hedged approximately 21% of expected oil production for such period from the proved developed producing reserves attributable to the underlying properties as of December 31, 2013. VOC Brazos entered into the hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limited the amount of cash available for distribution if prices increased above the fixed hedge price. The hedge contracts consisted of fixed price swap contracts that were placed with major trading counterparties in whom VOC Brazos believed represented minimal credit risks.  VOC Brazos has not entered into any hedge contracts relating to oil volumes to be produced after June 30, 2014, and the terms of the conveyance of the net profits interest prohibit VOC Brazos from entering into new hedging arrangements for the benefit of the Trust.  Upon expiration in June 2014, unitholder exposure to fluctuations in crude oil prices increased significantly.

Note 5.         Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.         Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$11,472,318	$11,819,619	$23,822,732	$17,066,345
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	9,177,854	9,455,695	19,058,186	13,653,076
Cash reserve(2)	0	(1,000,000)	0	(750,000)
Income from net profits interest(3)	$9,177,854	$8,455,695	$19,058,186	$12,903,076

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the December through February production period for the three months ended June 30 and during the September through February production period for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended June 30, 2014 and 2013, VOC Brazos increased its cash reserve by $0 and $1.0 million, respectively. During the six months ended June 30, 2014 and 2013, VOC Brazos increased its cash reserve by $0 and $0.75 million, respectively. The reserve balance was $1,000,000 at June 30, 2014 and 2013, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during three months ended June 30, 2014 substantially represents production by VOC Brazos from December 2013 through February 2014 and the cash received by the Trust during the three months ended June 30, 2013 substantially represents production by VOC Brazos from December 2012 through February 2013.  The cash received by the Trust during the six months ended June 30, 2014 substantially represents production by VOC Brazos from September 2013 through February 2014 and the cash received by the Trust during the six months ended June 30, 2013 substantially represents production by VOC Brazos from September 2012 through February 2013.

For the three and six months ended June 30, 2014 and 2013, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2014 was $0.52 per Trust unit and was made on May 15, 2014 to Trust unitholders owning Trust units as of April 30, 2014. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2014 through March 31, 2014.

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

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2014 and 2013, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On July 17, 2014, the Trust announced a Trust distribution to unitholders of record on July 30, 2014 of $6.63 million, or $0.39 per unit, which is to be paid on August 15, 2014.

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

Results of Operations for the Quarters Ended June 30, 2014 and 2013

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2014 and 2013 consisting of the January distribution for each respective year:

	Three months ended June 30,
	2014	2013
Sales volumes:
Oil (Bbl)	177,684	185,017
Natural gas (Mcf)	132,349	143,626
Total (BOE)	199,742	208,955
Average sales prices:
Oil (per Bbl)	$92.68	$90.16
Natural gas (per Mcf)	$4.79	$3.98
Gross proceeds:
Oil sales	$16,467,520	$16,680,248
Natural gas sales	633,518	571,403
Total gross proceeds	17,101,038	17,251,651
Costs:
Production and development costs:
Lease operating expenses	3,541,521	3,235,599
Production and property taxes	505,141	539,708
Development expenses	1,734,265	2,376,111
Total	5,780,927	6,151,418
Settlement of hedge contracts — payments received	(152,207)	(719,386)
Total costs	5,628,720	5,432,032

Excess of revenues over direct operating expenses and lease equipment and development costs	11,472,318	11,819,619
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	9,177,854	9,455,695
Cash reserve	0	(1,000,000)
Income from net profits interest	$9,177,854	$8,455,695

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from December 2013 through February 2014.  The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2013 substantially represents the production by VOC Brazos from December 2012 through February 2013.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $17,101,038 for the three months ended June 30, 2014, a decrease of $150,613 or 0.9% from $17,251,651for the three months ended June 30, 2013.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes during the second quarter of 2014.  These decreases were slightly offset by increases in market prices for oil and natural gas during the second quarter of 2014.  During the three months ended June 30, 2014, the average price for oil increased 2.8% to $92.68 per Bbl and the average price for natural gas increased 20.4% to $4.79 per Mcf. Oil sales volumes were 177,684 Bbls for the three months ended June 30, 2014, a decrease of 7,333 Bbls or 4.0% from 185,017 Bbls, while natural gas sales volumes were 132,349 Mcf, a decrease of 11,277 Mcf or 7.9%.

Costs.  Lease operating expenses were $3,541,521 for the three months ended June 30, 2014, an increase of $305,922 or 9.5% from $3,235,599 for the three months ended June 30, 2013. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $505,141 for the three months ended June 30, 2014, a decrease of $34,567 or 6.4% from $539,708 for the same period in 2013. Such decrease is primarily due to a reduction in production taxes as a result of a decrease in production volumes for the period. Development expenses were $1,734,265 for the three months ended June 30, 2014, a decrease of $641,846 or 27.0% from $2,376,111 for the same period in 2013. The decrease was primarily due to incurring a limited portion of drilling costs of one horizontal well and completion costs of two horizontal wells in 2014 as compared to incurring a portion of drilling costs of one horizontal well, completion costs of one horizontal well and drilling and completion costs of one horizontal well in 2013, offset by increases in well completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in gains of $152,207 for the three months ended June 30, 2014, a decrease of $567,179 from gains of $719,386 for the three months ended June 30, 2013. The decrease was due primarily to lower hedge volumes, offset by higher market prices for oil and higher hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $11,472,318 for the three months ended June 30, 2014, a decrease of $347,301 or 2.9% from $11,819,619 for the three months ended June 30, 2013.  The Trust’s 80% net profits interest of these totals were $9,177,854 and $9,455,695, respectively. During the three months ended June 30, 2014 and 2013, VOC Brazos increased its cash reserve by $0 and $1,000,000, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $9,177,854 and $8,455,695 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $337,854 and $295,695 for the three months ended June 30, 2014 and 2013, respectively. The Trustee paid general and administrative expenses of $171,439 for the three months ended June 30, 2014, a decrease of $60,621 from $232,060 for the three months ended June 30, 2013.  These factors resulted in distributable income for the three months ended June 30, 2014 of $8,840,000, an increase of $680,000 from $8,160,000 for the three months ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2014 and 2013 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2014	2013
Sales volumes:
Oil (Bbl)	371,698	377,190
Natural gas (Mcf)	280,422	292,314
Total (BOE)	418,435	425,909
Average sales prices:
Oil (per Bbl)	$94.40	$88.63
Natural gas (per Mcf)	$4.65	$3.83
Gross proceeds:
Oil sales	$35,088,953	$33,431,331
Natural gas sales	1,303,369	1,119,305
Total gross proceeds	36,392,322	34,550,636
Costs:
Production and development costs:
Lease operating expenses	7,227,232	6,939,372
Production and property taxes	2,840,537	3,091,158
Development expenses	2,530,398	9,309,156
Total	12,598,167	19,339,686
Settlement of hedge contracts — payments received	(28,577)	(1,855,395)
Total costs	12,569,590	17,484,291

Excess of revenues over direct operating expenses and lease equipment and development costs	23,822,732	17,066,345
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	19,058,186	13,653,076
Cash reserve	0	(750,000)
Income from net profits interest	$19,058,186	$12,903,076

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from September 2013 through February 2014.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2013 substantially represents the production by VOC Brazos from September 2012 through February 2013.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $36,392,322 for the six months ended June 30, 2014, an increase of $1,841,686 or 5.3% from $34,550,636 for the six months ended June 30, 2013.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to higher market prices for oil and gas sales during the first six months of 2014, which was partially offset by a decrease in oil sales volumes and gas sales volumes during the first six months of 2014.  During the six months ended June 30, 2014, the average price for oil increased 6.5% to $94.40 per Bbl and the average price for natural gas increased 21.4% to $4.65 per Mcf. Oil sales volumes were 371,698 Bbls for the six months ended June 30, 2014, a decrease of 5,492 Bbls or 1.5% from 377,190 Bbls, while natural gas sales volumes were 280,422 Mcf, a decrease of 11,892 Mcf or 4.1% from 292,314 Mcf.

Costs.  Lease operating expenses were $7,227,232 for the six months ended June 30, 2014, an increase of $287,860 or 4.1% from $6,939,372 for the six months ended June 30, 2013. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $2,840,537 for the six months ended June 30, 2014, a decrease of $250,621 or 8.1% from $3,091,158 for the same period in 2013. Such decrease is primarily due to decreases in ad valorem taxes of $276,538 partially offset by increases in production taxes due to higher prices for oil and gas. Development expenses were $2,530,398 for the six months ended June 30, 2014, a decrease of $6,778,758 or 72.8% from $9,309,156 for the same period in 2013. The decrease was primarily due to incurring a limited portion of drilling costs of one horizontal well and completion costs of two horizontal wells in 2014 as compared to incurring a portion of drilling costs of one horizontal well, completion costs of one horizontal well, drilling and completion costs of one horizontal well, and the costs associated with a horizontal well that was abandoned due to mechanical issues with the wellbore in 2013, offset by increases in well completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in gains of $28,577 for the six months ended June 30, 2014, a decrease of $1,826,818 from $1,855,395 for the six months ended June 30, 2013. The decrease was due primarily to lower hedge volumes and slightly lower hedge strike prices, offset by higher market prices for oil.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $23,822,732 for the six months ended June 30, 2014, an increase of $6,756,387 or 39.6% from $17,066,345 for the six months ended June 30, 2013.  The Trust’s 80% net profits interest of these totals were $19,058,186 and $13,653,076, respectively. During the six months ended June 30, 2014 and 2013, VOC Brazos increased its cash reserve by $0 and $750,000, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $19,058,186 and $12,903,076 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $528,185 and $323,076 for the six months ended June 30, 2014 and 2013, respectively. The Trustee paid general and administrative expenses of $547,099 for the six months ended June 30, 2014, an increase of $56,255 from $490,844 for the six months ended June 30, 2013.  These factors resulted in distributable income for the six months ended June 30, 2014 of $18,530,000, an increase of $5,950,000 from $12,580,000 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to hold as a reserve against future expenses. As of June 30, 2014, $432,357 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2014 and 2013, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $250,000 in January 2013 and withheld $1 million in April 2013 in accordance with this cash reserve.  No amounts were released or withheld in 2014 as of June 30, 2014.  The reserve balance was $1,000,000 at June 30, 2014 and 2013.

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

Hedge Contracts

The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices.  As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders.  Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce.  VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month.  VOC Brazos had entered into hedge contracts which expired on June 30, 2014, to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. VOC Brazos has not entered into any hedge contracts relating to oil volumes to be produced after June 30, 2014, and the terms of the conveyance of the net profits interest prohibit VOC Brazos from entering into new hedging arrangements for the benefit of the Trust.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2014, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: August 7, 2014

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