Form 10-Q
period 2014-09-30
VOC Energy Trust
filed 2014-11-06
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014

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

As of November 6, 2014, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended Sept 30,		Nine months ended Sept 30,
	2014	2013	2014	2013
Income from net profits interest	$6,898,298	$7,315,573	$25,956,483	$20,218,649
Cash on hand withheld for Trust expenses	(123,680)	(225,750)	(104,767)	(57,982)
General and administrative expenses (1)	(144,618)	(119,823)	(691,716)	(610,667)
Distributable income	$6,630,000	$6,970,000	$25,160,000	$19,550,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2014 and 2013)	$0.39	$0.41	$1.48	$1.15

(1)         Includes $21,090 and $0 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2014 and 2013, respectively, and $62,460 and $39,780 during the nine months ended September 30, 2014 and 2013, respectively.  Also includes $37,500 and $37,600 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended September 30, 2014 and 2013, respectively, and $112,600 during each of the nine months ended September 30, 2014 and 2013.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$556,037	$451,270
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(37,091,052)	(29,603,236)
Total assets	$104,056,591	$111,439,640

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2014 and December 31, 2013	$104,056,591	$111,439,640

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$106,373,584	$116,751,826	$111,439,640	$122,349,786
Income from net profits interest	6,898,298	7,315,573	25,956,483	20,218,649
Cash distribution	(6,630,000)	(6,970,000)	(25,160,000)	(19,550,000)
Trust expenses	(144,618)	(119,823)	(691,716)	(610,667)
Amortization of net profits interest	(2,440,673)	(2,825,421)	(7,487,816)	(8,255,613)
Trust corpus, end of period	$104,056,591	$114,152,155	$104,056,591	$114,152,155

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

Note 2.   Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and September 30, 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2014 that would impact the financial statements of the Trust.

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

Note 5.   Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6. Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$8,622,872	$9,144,466	$32,445,604	$26,210,811
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	6,898,298	7,315,573	25,956,483	20,968,649
Cash reserve(2)	0	0	0	(750,000)
Income from net profits interest(3)	$6,898,298	$7,315,573	$25,956,483	$20,218,649

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the March through May production period for the three months ended September 30 and during the September through May production period for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended September 30, 2014 and 2013, VOC Brazos did not withhold or release any dollar amounts due to the Trust. During the nine months ended September 30, 2014 and 2013, VOC Brazos increased its cash reserve by $0 and $0.75 million, respectively. The reserve balance was $1,000,000 at September 30, 2014 and 2013.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during three months ended September 30, 2014 substantially represents production by VOC Brazos from March 2014 through May 2014 and the cash received by the Trust during the three months ended September 30, 2013 substantially represents production by VOC Brazos from March 2013 through May 2013.  The cash received by the Trust during the nine months ended September 30, 2014 substantially represents production by VOC Brazos from September 2013 through May 2014 and the cash received by the Trust during the nine months ended September 30, 2013 substantially represents production by VOC Brazos from September 2012 through May 2013.

For the three and nine months ended September 30, 2014 and 2013, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The third quarterly distribution during 2014 was $0.39 per Trust unit and was made on August 14, 2014 to Trust unitholders owning Trust units as of July 30, 2013. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2014 through June 30, 2014.

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

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2014 and 2013, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On October 16, 2014, the Trust announced a Trust distribution to unitholders of record on October 30, 2014 of $6.29 million, or $0.37 per unit, which is to be paid on November 14, 2014.

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

Results of Operations for the Quarters Ended September 30, 2014 and 2013

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2014 and 2013 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2014	2013
Sales volumes:
Oil (Bbl)	180,601	198,138
Natural gas (Mcf)	130,477	140,811
Total (BOE)	202,347	221,607
Average sales prices:
Oil (per Bbl)	$96.20	$92.12
Natural gas (per Mcf)	$5.24	$3.99
Gross proceeds:
Oil sales	$17,374,569	$18,252,179
Natural gas sales	683,056	561,436
Total gross proceeds	18,057,625	18,813,615
Costs:
Production and development costs:
Lease operating expenses	3,791,707	3,590,867
Production and property taxes	1,716,318	1,938,936
Development expenses	3,954,278	4,728,089
Total	9,462,303	10,257,892
Settlement of hedge contracts — payments received	(27,550)	(588,743)
Total costs	9,434,753	9,669,149

Excess of revenues over direct operating expenses and lease equipment and development costs	8,622,872	9,144,466
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	6,898,298	7,315,573
Cash reserve	0	0
Income from net profits interest	$6,898,298	$7,315,573

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from March 2014 through May 2014.  The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2013 substantially represents the production by VOC Brazos from March 2013 through May 2013.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $18,057,625 for the three months ended September 30, 2014, a decrease of $755,990 or 4.0% from $18,813,615 for the three months ended September 30, 2013.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes during the third quarter of 2014.  These decreases were slightly offset by increases in market prices for oil and natural gas during the third quarter of 2014.  During the three months ended September 30, 2014, the average price for oil increased 4.4% to $96.20 per Bbl and the average price for natural gas increased 31.3% to $5.24 per Mcf. Oil sales volumes were 180,601 Bbls for the three months ended September 30, 2014, a decrease of 17,537 Bbls or 8.9% from 198,138 Bbls, while natural gas sales volumes were 130,477 Mcf, a decrease of 10,334 Mcf or 7.3%.

Costs.  Lease operating expenses were $3,791,707 for the three months ended September 30, 2014, an increase of $200,840 or 5.6% from $3,590,867 for the three months ended September 30, 2013. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $1,716,318 for the three months ended September 30, 2014, a decrease of $222,618 or 11.5% from $1,938,936 for the same period in 2013. Such decrease is primarily due to a reduction in ad valorem taxes . Development expenses were $3,954,278 for the three months ended September 30, 2014, a decrease of $773,811 or 16.4% from $4,728,089 for the same period in 2013. The decrease was primarily due to incurring a portion of drilling costs of one horizontal well and a portion of the drilling and completion costs of another horizontal well in 2014 as compared to incurring a portion of the drilling costs of two horizontal wells and the drilling and completion costs of one non-operated horizontal well in 2013, offset by increases in well completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in gains of $27,550 for the three months ended September 30, 2014, a decrease of $561,193 from gains of $588,743 for the three months ended September 30, 2013. The decrease was due primarily to lower hedge volumes, offset by higher market prices for oil and higher hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $8,622,872 for the three months ended September 30, 2014, a decrease of $521,594 or 5.7% from $9,144,466 for the three months ended September 30, 2013.  The Trust’s 80% net profits interest of these totals were $6,898,298 and $7,315,573, respectively. During the three months ended September 30, 2014 and 2013, VOC Brazos had no changes to its cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $6,898,298 and $7,315,573 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $268,298 and $345,573 for the three months ended September 30, 2014 and 2013, respectively. The Trustee paid general and administrative expenses of $144,618 for the three months ended September 30, 2014, an increase of $24,795 from $119,823 for the three months ended September 30, 2013.  These factors resulted in distributable income for the three months ended September 30, 2014 of $6,630,000, a decrease of $340,000 from $6,970,000 for the three months ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2014 and 2013 consisting of the January,  April and July distributions for each respective year:

	Nine months ended September 30,
	2014	2013
Sales volumes:
Oil (Bbl)	552,299	575,328

	Nine months ended September 30,
	2014	2013
Natural gas (Mcf)	410,899	433,125
Total (BOE)	620,782	647,516
Average sales prices:
Oil (per Bbl)	$94.99	$89.83
Natural gas (per Mcf)	$4.83	$3.88
Gross proceeds:
Oil sales	$52,463,522	$51,683,510
Natural gas sales	1,986,425	1,680,741
Total gross proceeds	54,449,947	53,364,251
Costs:
Production and development costs:
Lease operating expenses	11,018,939	10,530,239
Production and property taxes	4,556,855	5,030,094
Development expenses	6,484,676	14,037,245
Total	22,060,470	29,597,578
Settlement of hedge contracts — payments received	(56,127)	(2,444,138)
Total costs	22,004,343	27,153,440

Excess of revenues over direct operating expenses and lease equipment and development costs	32,445,604	26,210,811
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	25,956,483	20,968,649
Cash reserve	0	(750,000)
Income from net profits interest	$25,956,483	$20,218,649

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from September 2013 through May 2014.  The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2013 substantially represents the production by VOC Brazos from September 2012 through May 2013.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $54,449,947 for the nine months ended September 30, 2014, an increase of $1,085,696 or 2.0% from $53,364,251 for the nine months ended September 30, 2013.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to higher market prices for oil and gas sales during the first nine months of 2014, which was partially offset by a decrease in oil sales volumes and gas sales volumes during the first nine months of 2014.  During the nine months ended September 30, 2014, the average price for oil increased 5.7% to $94.99 per Bbl and the average price for natural gas increased 24.5% to $4.83 per Mcf. Oil sales volumes were 552,299 Bbls for the nine months ended September 30, 2014, a decrease of 23,029 Bbls or 4.0% from 575,328 Bbls, while natural gas sales volumes were 410,899 Mcf, a decrease of 22,226 Mcf or 5.1% from 433,125 Mcf.

Costs.  Lease operating expenses were $11,018,939 for the nine months ended September 30, 2014, an increase of $488,700 or 4.6% from $10,530,239 for the nine months ended September 30, 2013. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $4,556,855 for the nine months ended September 30, 2014, a decrease of $473,239 or 9.4% from $5,030,094 for the same period in 2013. Such decrease is primarily due to decreases in ad valorem taxes of $491,343 partially offset by increases in production taxes due to higher prices for oil and natural gas. Development expenses were $6,484,676 for the nine months ended September 30, 2014, a decrease of $7,552,569 or 53.8% from $14,037,245 for the same period in 2013. The decrease was primarily due to incurring a portion of drilling costs of one horizontal well, a portion of the drilling and completion costs of another horizontal well and a portion of the completion costs of two horizontal wells in 2014 as compared to incurring a portion of drilling costs of two horizontal wells, a portion of the completion costs of one horizontal well, a portion of the drilling and completion costs of one horizontal well, and the costs associated with a horizontal well that was abandoned due to mechanical issues with the wellbore in 2013, offset by increases in well completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  Cash settlements relating to hedge contracts resulted in gains of $56,127 for the nine months ended September 30, 2014, a decrease of $2,388,011 from $2,444,138 for the nine months ended September 30, 2013. The decrease was due primarily to lower hedge volumes, offset by higher market prices for oil and higher hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $32,445,604 for the nine months ended September 30, 2014, an increase of $6,234,793 or 23.8% from $26,210,811 for the nine months ended September 30, 2013.  The Trust’s 80% net profits interest of these totals were $25,956,483 and $20,968,649, respectively. During the nine months ended September 30, 2014 and 2013, VOC Brazos increased its cash reserve by $0 and $750,000, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $25,956,483 and $20,218,649 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $796,483 and $668,649 for the nine months ended September 30, 2014 and 2013, respectively. The Trustee paid general and administrative expenses of $691,714 for the nine months ended September 30, 2014, an increase of $81,047 from $610,667 for the nine months ended September 30, 2013.  These factors resulted in distributable income for the nine months ended September 30, 2014 of $25,160,000, an increase of $5,610,000 from $19,550,000 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to hold as a reserve against future expenses. As of September 30, 2014, $556,037 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and nine months ended September 30, 2014 and 2013, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $250,000 in January 2013 and withheld $1 million in April 2013 in accordance with this cash reserve.  No amounts were released or withheld in 2014 as of September 30, 2014.  The reserve balance was $1,000,000 at September 30, 2014 and 2013.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2014, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 6, 2014

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