Form 10-K
period 2014-12-31
VOC Energy Trust
filed 2015-03-12
CIK 1505413

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $17.07 on June 30, 2014, was approximately $217,604,093.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2015, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

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

        Henry Hub—A distribution hub on the natural gas pipeline system in Erath, Louisiana. It is the pricing point for natural gas futures contracts traded on the New York Mercantile Exchange and the over the counter swaps traded on the Intercontinental Exchange, Spot and future natural gas prices set at Henry Hub are denominated in USD per MMBtu.

        MBbl—One thousand barrels of crude oil or other liquid hydrocarbons.

        MBoe—One thousand barrels of oil equivalent.

        Mcf—One thousand standard cubic feet of natural gas.

        MMBbls—One million barrels of crude oil or other liquid hydrocarbons.

        MMBoe—One million barrels of oil equivalent.

        MMBtu—One million British Thermal Units.

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

        NYMEX—New York Mercantile Exchange.

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

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2012, 2013 and 2014 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        WTI Cushing—West Texas Intermediate, a type of crude oil used as a benchmark in oil pricing and the underlying commodity of the New York Mercantile Exchange's oil future contracts for delivery at Cushing, Oklahoma.

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

        On May 10, 2011, VOC Brazos and the trust completed an initial public offering of units of beneficial interest in the trust, which are referred to herein as the "trust units." In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the "net profits interests." VOC Brazos' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the "underlying properties." As of December 31, 2014, the underlying properties included interests in 872 gross (538.5 net) producing wells and included 97,690 gross (60,424.0 net) acres. The net proceeds attributable to the net profits interest were impacted by the settlement of hedge contracts that VOC Brazos entered into for the years 2012 and 2013 and for the six months ended June 30, 2014. See "—Hedge Contracts" below. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2014, cumulatively, since inception, the trust has received payment for approximately 2.5 MMBoe of the trust's 8.5 MMBoe interest.

        The trust will make quarterly cash distributions of substantially all of its quarterly cash receipts, after deducting the trust's administrative expenses, on or about 45 days following the completion of each quarter through (and including) the quarter ending December 31, 2030. Because payments to the trust will be generated by depleting assets and the trust has a finite life with the production from the underlying properties diminishing over time, a portion of each distribution will represent a return of the original investment in the trust units.

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

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 12, 2015.

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

        All of the hedge payments received by VOC Brazos from hedge contract counterparties upon settlements of hedge contracts and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells, as detailed in the conveyance, offset the costs outlined above in calculating the net proceeds. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2030 or (2) the time when 10.6 MMBoe (which is the equivalent of 8.5 MMBoe in respect of the net profits interest) have been produced from the underlying properties and sold, then trust unitholders will not be entitled to receive the benefit of such excess amounts.

        During each twelve-month period beginning on the later to occur of (1) December 31, 2027 and (2) the time when 9.8 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 7.8 MMBoe in respect of the net profits interest), which we refer to, in either case, as the "Capital Expenditure Limitation Date," the sum of the development expenditures and amounts reserved for approved development expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The "Average Annual Capital Expenditure Amount" means the quotient of (x) the sum of the development expenditures and amounts reserved for approved development expenditure projects with respect to the three twelve- month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.

        As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.7 million and $1.8 million paid to the VOC Operators in 2013 and 2014, respectively, for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index ("OAI") published by the Council of Petroleum Accountants Society ("COPAS") for that year.

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

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month. VOC Brazos had entered into hedge contracts for 2012, 2013 and for the six months ended June 30, 2014 to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. VOC Brazos has not entered into any hedge contracts relating to oil volumes to be produced after June 30, 2014, and the terms of the conveyance of the net profits interest prohibit VOC Brazos from entering into new hedging arrangements for the benefit of the Trust.

        The crude oil swap contracts settled based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty was required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price was below the fixed price. VOC Brazos was required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price was above the fixed price. The amounts received by VOC Brazos from the hedge contract counterparty upon settlement of the hedge contracts reduced the operating expenses related to the underlying properties in calculating the net proceeds. In addition, the aggregate amounts paid by VOC Brazos on settlement of the hedge contracts reduced the amount of net proceeds paid to the trust.

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

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2014 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://voc.investorhq.businesswire.com.

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

        In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 4.8% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2019. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2019 will be approximately $64.3 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2012, 2013 and 2014 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 23 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2012, 2013 and 2014 is presented consistent with these requirements.

        Proved Reserves of VOC Energy Trust.    The following table sets forth, as of December 31, 2014, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	5,240	3,209	5,775
Proved Undeveloped	1,430	761	1,557
Total Proved	6,670	3,970	7,332

        Information concerning historical changes in net proved reserves attributable to the trust, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note J to the financial statements of the trust included in this Form 10-K. VOC Brazos has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2011	7,312	4,200	8,011
Revisions of previous estimates	86	116	105
Production(1)	(631)	(454)	(706)

Balance, December 31, 2012	6,767	3,862	7,410
Revisions of previous estimates	360	276	406
Production(1)	(616)	(454)	(691)

Balance, December 31, 2013	6,511	3,684	7,125
Revisions of previous estimates	733	707	851
Production(1)	(574)	(421)	(644)

Balance, December 31, 2014	6,670	3,970	7,332

Proved Developed Reserves:
Balance, December 31, 2011	6,530	3,728	7,151

Balance, December 31, 2012	6,044	3,400	6,610

Balance, December 31, 2013	5,650	3,251	6,191

Balance, December 31, 2014	5,240	3,209	5,775

Proved Undeveloped Reserves:
Balance, December 31, 2011	782	472	860

Balance, December 31, 2012	723	462	800

Balance, December 31, 2013	863	433	935
Proved undeveloped reserves converted to proved developed by drilling	(162)	(89)	(177)
Additional proved undeveloped reserves added	531	193	563
Revisions of previous estimates	198	224	236

Balance, December 31, 2014	1,430	761	1,557

None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.

(1)
Reflects sales volumes produced during the noted year regardless whether royalty payments thereon have been remitted to the Trust by VOC Brazos.

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2014 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2014 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	6,275.5	274.3	1,787.5	8,837.4
Gas (MMcf)	3,949.7	62.1	951.3	4,963.1
Revenue
Oil	$560,890.7	$24,773.1	$166,959.3	$752,623.2
Gas	18,306.9	370.3	5,675.5	24,352.6
Severance Taxes	12,717.5	1,158.2	8,092.8	21,968.6
Ad Valorem Taxes	17,912.3	673.8	5,402.2	23,988.3
Operating Expenses	167,104.7	4,690.6	5,561.5	177,356.8
Workover Expenses	13,692.2	231.9	0.0	13,924.1
COPAS Overhead	24,472.0	247.7	360.1	25,079.7
Investments	0.0	1,618.6	62,637.6	64,256.3
80% Net Profits Interest Net Operating Income (NPI)(1)	$274,639.2	$13,218.0	$72,464.5	$360,321.7
80% NPI(2)	$163,394.6	$7,791.8	$38,083.5	$209,270.0

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2014, CG&A estimated that the trust would terminate December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $94.99 per Bbl and a Henry Hub natural gas price of $4.31 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2014. The price adjustments were based on oil price differentials forecast at –$7.10 per Bbl for the Kansas underlying properties, –$1.30 per Bbl for the Kurten (Woodbine) Field wells in Texas, –$7.00 per Bbl for the Sand Flat Unit wells in Texas and –$7.00 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials were forecast on a per property basis as provided by VOC Brazos and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at 4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero (0) when a rate of six (6) Bbl/day per well were reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue, but dropped to 3.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 3.29 percent of revenue (after severance taxes) for the Texas properties.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2014.

	Gross	Net
	(acres)
Developed Acreage:
Kansas	73,997	43,582.7
Texas	23,693	16,841.3

Total	97,690	60,424.0

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2014:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	807	514.5	33	7.8	840	522.3
Natural gas	20	12.0	12	4.2	32	16.2

Total	827	526.5	45	12.0	872	538.5

        The following is a summary of the number of developmental wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2012		2013		2014
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	5	3.6	4	2.8	2	1.5
Natural gas wells	—	—	—	—	—	—
Non-productive	3	1.7	—	—	1	0.7

Total	8	5.3	4	2.8	3	2.2

        As of December 31, 2014, no wells were being drilled. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2014, were $16.48 million. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe received by the trust from the underlying properties. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2012	2013	2014
Sales prices:
Oil (per Bbl)	$91.61	$92.36	$95.29
Natural gas (per Mcf)	$3.92	$3.95	$4.96
Lease operating expense (per Boe)	$15.85	$16.53	$18.35
Production and property taxes (per Boe)	$5.71	$6.50	$6.17

Major Producing Areas

        The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2014.

	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
					(In Thousands)
Kansas (183 Fields)
Fairport	850	0	850	6.4%	$19,204	6.9%
Marcotte	413	0	413	3.1	9,652	3.5
Chase-Silica	380	0	380	2.9	8,476	3.1
Bindley	280	0	280	2.1	6,291	2.3
Moore-Johnson	200	549	292	2.2	5,390	1.9
Codell	128	0	128	1.0	4,131	1.5
Mueller	149	0	149	1.1	3,738	1.3
Wesley	117	0	117	0.9	3,400	1.2
Adell Northwest	95	0	95	0.7	2,245	0.8
Griston SW	54	0	54	0.4	2,064	0.7
Miner	86	0	86	0.6	1,957	0.7
Spivey-Grabs-Basil	51	808	186	1.4	1,950	0.7
Dopita	86	0	86	0.6	1,907	0.7
Other	2,608	1,817	2,910	22.1	55,190	19.9

Kansas Total	5,497	3,174	6,026	45.5	125,595	45.2
Texas (3 Fields)
Kurten	4,958	3,781	5,588	42.2	112,110	40.4
Hitts Lake North	793	0	793	6.0	21,853	7.9
Sand Flat	838	0	838	6.3	18,043	6.5

Texas Total	6,589	3,781	7,219	54.5	152,006	54.8

Total	12,086	6,955	13,245	100.0%	$277,601	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2014 through December 1, 2014, without giving effect to any hedge transactions, and were held constant for the life of the properties. This yielded a price for oil of $94.99 per barrel and a price for natural gas of $4.31 per MMBtu.

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

        Kansas.    As of December 31, 2014, proved reserves attributable to the portion of the Kansas underlying properties were approximately 6.0 MMBoe and were located in three primary areas: the Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2014, the VOC Operators operated 96.2% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.

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

        Texas.    As of December 31, 2014, proved reserves attributable to the Texas underlying properties were approximately 7.2 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2014, the VOC Operators operated approximately 99.6% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.

        Central Texas production is attributable to the Kurten Woodbine Unit, which is producing primarily from the EagleBine Interval and Buda Georgetown zones. East Texas properties include the Sand Flat field and Hitts Lake North field, each of which is producing primarily from the Paluxy and Chisum zones.

        The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the underlying properties from the above table:

	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2012	195	169	223
2013	212	196	245
2014	187	197	220

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

        Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 808 million barrels for the State of Texas during 2014. There were 27 operating oil refineries located in Texas in 2014 with combined capacity to refine over 5.17 million barrels of oil per day. With oil production in the state of Texas averaging approximately 2.2 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

        Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 2,100 operators reported aggregate oil production of approximately 49 million barrels for the state of Kansas in 2014. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine over 300,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 135,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.

        Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing LLC, an affiliate of VOC Brazos, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2012, 2013 and 2014, MV Purchasing purchased 35%, 34% and 35%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2012, 2013 and 2014 received by the trust from the underlying properties were $3.32, $2.32 and $4.88 per barrel, respectively.

        All natural gas produced by VOC Brazos is marketed and sold to third-party purchasers. The natural gas is sold on a contract basis and, in all but two cases, the contracts are in their secondary terms and are on a month-to- month basis. In all cases, the contract price is based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges.

        Vess Oil Corporation has committed to sell all of its natural gas production attributable to the Kurten Woodbine Unit in Texas to ETC Texas Pipeline, Ltd., on a year-to-year basis effective October 1, 2014. Vess Oil Corporation has also committed to sell to ONEOK Field Services Company, L.L.C. all of its natural gas production attributable to nine wells in Kingman and Barber Counties, Kansas until August 31, 2015, at which time the commitment will automatically convert to a month-to-month basis.

        VOC Brazos does not have any volume commitments or take or pay arrangements.

Sale and Abandonment of Underlying Properties

        VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2012, 2013 and 2014, VOC Brazos plugged and abandoned 10, 15 and 26 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.

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

        VOC Brazos recorded the conveyance of the net profits interest in Kansas and Texas in the real property records in each Kansas or Texas county in which the underlying properties are located. Although under Texas law it is well- established that the recording in the appropriate real property records of an interest such as the net profits interest constitutes the conveyance of a fully vested real property interest to the trust, the law in Kansas is less certain. VOC Brazos and the trust believe that the recording in the appropriate real property records in Kansas of the net profits interest should constitute the conveyance of a fully vested real property interest, interests in hydrocarbons in place or to be produced or a production payment as such is defined under the United States Bankruptcy Code. In a bankruptcy of VOC Brazos, creditors of VOC Brazos would be able to claim the net profits interest as an asset of the bankruptcy estate to satisfy obligations to them if the conveyance of the net profits interest did not constitute the conveyance of a real property interest or interests in hydrocarbons in place or to be produced under applicable state law or a production payment, in which case the trust would be an unsecured creditor of VOC Brazos at risk of losing the entire value of the net profits interest to senior creditors.

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

Regulation

        The production of oil and gas from the underlying properties is affected by many state and federal regulations with respect to allowable rates of production, drilling permits, well spacing, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.

  FERC Regulation

        Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and regulations issued under those statutes. Over the last two decades, the FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non- discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts.

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

        Hazardous substance and wastes.    The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. Under CERCLA, these "responsible persons" may include the owner or operator of the site where the release occurred, and entities that transport or disposed or arranged for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency, or "EPA," and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third- parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. VOC Brazos generates materials in the course of its operations that may be regulated as hazardous substances.

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

        It is customary to recover oil and natural gas from deep shale and tight sand formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with final results expected in 2015. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities. Moreover, required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Finally, VOC Brazos believes that enactment of legislation regulating hydraulic fracturing at the federal level may have a material adverse effect on its business.

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

  •
  acts of force majeure.

        Crude oil prices have been volatile the last several years and in 2014, ranged from a high of $107.26 to a low of $53.27. The NYMEX crude oil spot prices per Bbl were $91.82, $98.42 and $53.27 as of December 31, 2012, 2013 and 2014, respectively. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.

        Lower prices of oil and natural gas will reduce the amount of the net proceeds to which the trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties. In addition, the operator of the underlying properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, VOC Brazos may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the net profits interest relating to the abandoned well or property. In making such decisions, VOC Brazos and any transferee will be required under the applicable conveyance to operate, or to use commercially reasonable efforts to cause the operators of the underlying properties to operate, these properties as would a reasonably prudent operator, acting with respect to its own properties (without regard to the existence of the net profits interest). Because substantially all the underlying properties are located in mature fields, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a variety of factors that vary from well- to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to trust unitholders to fluctuate, and a substantial decline in the price of oil or natural gas will reduce the amount of cash available for distribution to the trust unitholders. The volatility of commodity prices also reduces the accuracy of estimates of future cash distributions to trust unitholders.

        For the six months ended June 30, 2014, VOC Brazos had entered into swap contracts, which we refer to as the "hedge contracts," at prices of $102.15 per barrel of oil that hedge approximately 21% of expected oil production for such periods from the proved developed producing reserves attributable to the underlying properties as of December 31, 2013. VOC Brazos has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after June 30, 2014, and the terms of the net profits interest conveyance prohibit VOC Brazos from entering into new hedging arrangements. As a result, unitholders' exposure to fluctuations in crude oil prices has increased significantly.

Actual reserves and future production may be less than current estimates of proved reserves, which could reduce cash distributions by the trust and the value of the trust units.

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

        VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2014, VOC Brazos sold approximately 35% of the oil produced from the underlying properties to MV Purchasing LLC, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing LLC, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.

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

        VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2012, 2013 and 2014, VOC Brazos plugged and abandoned 10, 15 and 26 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos' obligations relating to the net profits interest on the portion of the underlying properties transferred.

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

        The net proceeds payable to the trust attributable to the net profits interests are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 86% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2014, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 4.8% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2019 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 4.8% per year.

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

        The net profits interest will bear its share of all costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes and development expenses, which will reduce the amount of cash received by the trust and thereafter distributable to trust unitholders. Accordingly, higher costs and expenses related to the underlying properties will directly decrease the amount of cash received by the trust in respect of its net profits interest. Historical costs may not be indicative of future costs. In addition, cash available for distribution by the trust will be further reduced by the trust's general and administrative expenses.

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

  •
  MV Purchasing LLC, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2014, VOC Brazos sold approximately 35% of the oil produced from the underlying properties to MV Purchasing, LLC.

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

        New laws or regulations, or changes to existing laws or regulations, may unfavorably impact VOC Brazos, could result in increased operating costs or have a material adverse effect on VOC Brazos' financial condition and results of operations and reduce the amount of cash received by the trust. For example, members of Congress have considered and proposed legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells and the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities. These and other potential regulations could increase the operating costs of the underlying properties, reduce VOC Brazos' liquidity, delay VOC Brazos' operations or otherwise alter the way VOC Brazos conducts its business, any of which could have a material adverse effect on the net profits interest and the trust's cash flows.

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

        Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act's Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA's recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with final results expected in 2015. Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, in December 2011, the State of Texas adopted regulations requiring public disclosure of certain information regarding the components used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Disclosure of chemicals used in the fracturing process could also make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, VOC Brazos' fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In addition to state and federal laws, local land use restrictions may impact development. For example, at least a couple of local governments in Texas have imposed temporary moratoria on drilling activities within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which VOC Brazos operates. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas or Kansas such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that VOC Brazos is ultimately able to produce in commercially paying quantities from the underlying properties.

The bankruptcy of VOC Brazos or any operator of the underlying properties could impede the operation of the wells and the development of the proved undeveloped reserves.

        VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2019 of approximately $64.3 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 4.8% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust's ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. None of VOC Brazos or the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.

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

        Currently, an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) is subject to a "Medicare tax" equal generally to 3.8% of the lesser of such excess or the individual's net investment income, which appears to include interest income derived from investments such as the trust units as well as any net gain from the disposition of trust units.

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

Item 4.    Mine Safety Disclosures.

        None.

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The trust units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol "VOC." The following table sets forth, for the periods indicated, the high and low sales prices per unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per unit.

	High	Low	Cash Distributions
2013
First Quarter (January 1, 2013 through March 31, 2013)	$14.81	$11.69	$0.260
Second Quarter (April 1, 2013 through June 30, 2013)	$14.90	$11.90	$0.480
Third Quarter (July 1, 2013 through September 30, 2013)	$16.25	$13.60	$0.410
Fourth Quarter (October 1, 2013 through December 31, 2013)	$17.51	$14.12	$0.530
2014
First Quarter (January 1, 2014 through March 31, 2014)	$16.21	$14.01	$0.570
Second Quarter (April 1, 2014 through June 30, 2014)	$17.24	$14.37	$0.520
Third Quarter (July 1, 2014 through September 30, 2014)	$17.20	$11.72	$0.390
Fourth Quarter (October 1, 2014 through December 31, 2014)	$12.79	$4.83	$0.370

        As of March 12, 2015, the 17,000,000 units outstanding were held by 11 unitholders of record.

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

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2014.

Item 6.    Selected Financial Data.

        The trust was formed on November 3, 2010. The conveyance of the net profits interest, however, did not occur until May 10, 2011. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2010. The following table sets forth selected data for the trust as of December 31, 2010, 2011, 2012, 2013 and 2014, and for the period from November 3, 2010 (inception) through December 31, 2010 and for the years ended December 31, 2011, 2012, 2013 and 2014, based on the audited statements of assets and trust corpus as of December 31, 2010, 2011, 2012, 2013 and 2014 and the audited statements of distributable income for the period from November 3, 2010 (inception) through December 31, 2010 and for the years ended December 31, 2011, 2012, 2013 and 2014.

	December 31,
	2010	2011	2012	2013	2014
Net profits income	$—	$24,852,638	$38,112,577	$29,274,516	$32,284,622
Distributable income	$—	$24,140,000	$37,230,000	$28,560,000	$31,450,000
Distributions per trust unit	$—	$1.42	$2.19	$1.68	$1.85
Total assets at year end	$1,000	$133,619,263	$122,349,786	$111,439,640	$101,602,829

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The trust's purpose is, in general, to hold the net profits interest to distribute to the trust unitholders cash that the trust receives in respect of the net profits interest and to perform certain administrative functions in respect of the net profits interest and the trust units. The trust derives substantially all of its income and cash flows from the net profits interest.

Critical Accounting Policies

        The trust uses the modified cash basis of accounting to report receipts by the trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") of the underlying properties, times 80%. Cash distributions of the trust will be made based on the amount of cash received by the trust pursuant to terms of the conveyance creating the net profits interest.

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

        The following is a summary of income from net profits interest received by the trust for the years ended December 31, 2012, 2013 and 2014, consisting of the February, May, August and November distributions for each respective year.

	Year Ended December 31,
	2012		2013		2014
Sales volumes:
Oil (Bbl)	796,066	(1)	769,584	(2)	744,45	(3)
Natural gas (Mcf)	554,524	(1)	576,433	(2)	551,00	(3)
Total (BOE)	888,487		865,656		836,285
Average sales prices:
Oil (per Bbl)	$91.61		$92.36		$95.29
Natural gas (per Mcf)	$3.92		$3.95		$4.96
Gross proceeds:
Oil sales	$72,923,858	(1)	$71,081,973	(2)	$70,939,003	(3)
Natural gas sales	2,173,822	(1)	2,279,338	(2)	2,731,605	(3)

Total gross proceeds	75,097,680		73,361,311		73,670,608
Costs:
Production and development costs:
Lease operating expenses	14,085,066		14,305,693		15,348,937
Production and property taxes	5,072,355		5,627,791		5,156,032
Development expenses	11,834,253		18,008,251		13,452,416

Total	30,991,674		37,941,735		33,957,385
Settlement of hedge contracts—payments received	(2,597,216)		(2,111,069)		(17,555)

Total costs	28,394,458		35,830,666		33,939,830

Excess of revenues over direct operating expenses and lease equipment and development costs	46,703,222		37,530,645		39,730,778
Times net profits interests over the term of the Trust	80%		80%		80%

Income from net profits interest before reserve adjustments	37,362,577		30,024,516		31,784,622
Cash reserve	750,000		(750,000)		500,000

Income from net profits interest	$38,112,577		$29,274,516		$32,284,622

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

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2014 (consisting of VOC Brazos' February, May, August and November 2014 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2013 through August 2014.

Comparison of Results of the Trust for the Years Ended December 31, 2014 and 2013

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

        Gross proceeds.    Oil and natural gas sales were $73,670,608 for the year ended December 31, 2014, an increase of $309,297 or 0.4% from $73,361,311 for the year ended December 31, 2013. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to higher market prices for oil and natural gas during 2014 compared to 2013. These increases in prices were was partially offset by decreases in oil sales volumes and natural gas sales volumes for the same period. During the year ended December 31, 2014, the average price for oil increased 3.2% to $95.29 per Bbl and the average price for natural gas increased 25.6% to $4.96 per Mcf. Oil sales volumes were 744,451 Bbls for the year ended December 31, 2014, a decrease of 25,133 Bbls or 3.3% from 769,584 Bbls, while natural gas sales volumes were 551,001 Mcf, a decrease of 25,432 Mcf or 4.4% from 576,433 Mcf.

        Costs.    Lease operating expenses were $15,348,937 for the year ended December 31, 2014, an increase of $1,043,244 or 7.3% from $14,305,693 for the year ended December 31, 2013. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $5,156,032 for the year ended December 31, 2014, a decrease of $471,759 or 8.4% from $5,627,791 for 2013. Such decrease is primarily due to decreases in ad valorem taxes partially offset by increases in production taxes due to higher prices for oil and natural gas. Ad valorem taxes are paid and included in production and property taxes. Development expenses were $13,452,416 for the year ended December 31, 2014, a decrease of $4,555,835 or 25.3% from $18,008,251 for 2013. The decrease was primarily due to incurring a portion of drilling costs of one horizontal well, a portion of the drilling and completion costs of two horizontal wells and a portion of the completion costs of two horizontal wells in 2014 as compared to incurring a portion of drilling costs of two horizontal wells, a portion of the completion costs of one horizontal well, a portion of the drilling and completion costs of one horizontal well, and the costs associated with a horizontal well that was abandoned due to mechanical issues with the wellbore in 2013, offset by increases in well completion costs and the costs of oilfield goods and services.

        Settlement of hedge contracts.    Cash settlements relating to hedge contracts resulted in gains of $17,555 for the year ended December 31, 2014, a decrease of $2,093,514 from $2,111,069 for 2013. The decrease was due primarily to lower hedge volumes, offset by higher market prices for oil and higher hedge strike prices.

        Excess of revenues over direct operating expenses and lease equipment and development costs.    The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $39,730,778 for the year ended December 31, 2014, an increase of $2,200,133 or 5.9% from $37,530,645 for the year ended December 31, 2013. The trust's 80% net profits interest of these totals were $31,784,622 and $30,024,516, respectively. During the year ended December 31, 2014, VOC Brazos decreased its cash reserve for future development, maintenance or operating expenditures by a net amount of $500,000 and during the year ended December 31, 2013, VOC Brazos increased its cash reserve for future development, maintenance or operating expenditures by a net amount of $750,000, which resulted in income from the net profits interest of $32,284,622 and $29,274,516 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $834,622 and $714,516 for the years ended December 31, 2014 and 2013, respectively. The trustee paid general and administrative expenses of $870,793 for the year ended December 31, 2014, an increase of $132,947 from $737,846 for the year ended December 31, 2013. These factors resulted in distributable income for the year ended December 31, 2014 of $31,450,000, an increase of $2,890,000 from $28,560,000 for the year December 31, 2013.

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

        The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2014, the trust made no borrowings.

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

Planned Development and Workover Program

        The primary goals of VOC Brazos' development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos' existing wells or VOC Brazos' historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

  •
  Kansas.  VOC Brazos' historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos intends to continue this program with respect to the Kansas Underlying Properties, and expects to incur total development expenditures for these properties through December 31, 2017 of approximately $1.6 million, of which VOC Brazos contemplates spending approximately $1.2 million to drill and complete six vertical wells. The remaining approximately $0.4 million is expected to be used for recompletions and workovers of nine wells.

  •
  Texas.  VOC Brazos' historical development and workover program for the Texas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies. In 2009, after an extensive review of horizontal development drilling in the areas, VOC Brazos commenced drilling horizontal wells in the upper interval of the EagleBine formation within the Kurten Woodbine Unit to accelerate the development of proved undeveloped reserves. As of March 12, 2015, VOC Brazos has drilled and completed, or participated in the drilling and completion of, 14 horizontal wells in the upper interval of the EagleBine formation within the Kurten Woodbine Unit. VOC Brazos intends to continue this program with respect to the Texas Underlying Properties, and expects to incur total development expenditures for the Texas Underlying Properties through December 31, 2019 of approximately $62.6 million. Of this total, VOC Brazos contemplates spending approximately $61.4 million to drill and complete 13 horizontal wells in the EagleBine formation within the Kurten Woodbine Unit. The remaining approximately $1.2 million is expected to be used for recompletions and workovers of nine upper EagleBine vertical wells to additional sands and seven existing wells in the Sand Flat Unit.

    In June 2014, VOC Brazos commenced a second horizontal drilling development program within the Kurten Woodbine Unit to attempt to develop the lower EagleBine interval in a manner similar to the strategy employed by offset operators in the area that has recently emerged and was not contemplated at the time of the trust's formation. In addition, VOC Brazos has initiated the acquisition of 3D seismic data covering 40 square miles of the Kurten Woodbine Unit. VOC

    Brazos has also drilled two horizontal wells in the lower EagleBine interval, the first of which was completed as a short lateral (3,000 feet) resulting in an initial 30-day production rate of 166 Boe/d and the second of which was not completed due to mechanical issues. As a result of mechanical issues encountered in both wells, which resulted in costs in excess of budget in connection with the first well and resulted in the abandonment of the second well, VOC Brazos, in the fourth quarter 2014, elected to defer its development efforts in the lower EagleBine interval to evaluate best practices with respect to well integrity issues. Encouraged by the activity of offset operators as well as the results of the first VOC Brazos short lateral well, VOC Brazos does, however, expect to resume the new development program of the lower EagleBine interval, while giving consideration to the commodity prices for crude oil.

    VOC Brazos also is evaluating the potential of a new pad drilling strategy for continued development of the upper EagleBine interval within the Kurten Woodbine Unit, similar to the strategy employed by offset operators in the area that has recently emerged and was not contemplated at the time of the trust's formation. Pad drilling is the practice of drilling multiple wellbores from a single surface location, which wells are then completed in succession and ultimately all of which are put on production simultaneously to optimize reserve recovery. Pad drilling would result in the incurrence of drilling and completion costs associated with all wellbores on the pad before initiating production from any of the wells.

    VOC Brazos is evaluating the potential economic benefits associated with both the development of the lower EagleBine interval and pad drilling in the upper EagleBine interval similar to strategies that recently have been employed by other operators in the area. If these activities are pursued, they would result in increased development costs burdening the net profits interest of the trust relative to historical development costs, thus temporarily reducing cash available for distributions by the trust from the Kurten Woodbine Unit until anticipated production from these development efforts can be brought on-line. To address these emerging opportunities, VOC Brazos is continuing to evaluate the appropriate strategy and capital plan to fund development for the trust, although it has reduced the pace of development compared to historical levels so far in 2015, and may continue to reduce the pace of development, if commodity prices for crude oil remain at substantially reduced levels.

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

Contractual Obligations

        As of December 31, 2014, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to VOC Brazos and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

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

        The crude oil swap contracts settled based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty was required to make a payment to VOC Brazos for the difference between the fixed price and the settlement price if the settlement price was below the fixed price. VOC Brazos was required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price was above the fixed price. The amounts received by VOC Brazos from the hedge contract counterparty upon settlement of the hedge contracts reduced the operating expenses related to the underlying properties in calculating the net proceeds. In addition, the aggregate amounts paid by VOC Brazos on settlement of the hedge contracts reduced the amount of net proceeds paid to the trust.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

        We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the "Trust") as of December 31, 2013 and 2014, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of VOC Energy Trust as of December 31, 2013 and 2014, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2014 on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 12, 2015

VOC ENERGY TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2013	2014
ASSETS
Cash	$451,270	$415,099
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(29,603,236)	(39,403,876)

Total assets	$111,439,640	$101,602,829

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2013 and 2014, respectively	$111,439,640	$101,602,829

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2012	2013	2014
Income from net profits interest	$38,112,577	$29,274,516	$32,284,622
Cash on hand used (withheld) for future Trust expenses	(176,453)	23,330	36,171
General and administrative expenses(1)	(706,124)	(737,846)	(870,793)

Distributable income	$37,230,000	$28,560,000	$31,450,000

Distributions per Trust unit (17,000,000 Trust units issued and outstanding at December 31, 2012, 2013 and 2014, respectively)	$2.19	$1.68	$1.85

(1)
Includes $77,250, $80,340 and $83,550 paid to VOC Brazos and $145,100, $150,471 and $150,100 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2012, 2013 and 2014, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2012	2013	2014
Trust corpus, beginning of year	$133,619,263	$122,349,786	$111,439,640
Income from net profits interest	38,112,577	29,274,516	32,284,622
Cash distributions	(37,230,000)	(28,560,000)	(31,450,000)
Trust expenses	(706,124)	(737,846)	(870,793)
Amortization of net profits interest	(11,445,930)	(10,886,816)	(9,800,640)

Trust corpus, end of year	$122,349,786	$111,439,640	$101,602,829

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

        The Trust was created to acquire and hold a term net profits interest representing the right to receive 80% of the net proceeds (calculated as described below in Note C) from production from the Underlying Properties (as defined below). The net profits interest consists of working interests in substantially all of the oil and natural gas properties held by VOC Brazos and VOC Kansas in the States of Kansas and Texas as of the date of the conveyance of the net profits interest to the Trust. We refer to the properties in which the Trust holds the net profits interest as the "Underlying Properties."

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2014 that would impact the financial statements of the Trust.

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

NOTE C—NET PROFITS INTEREST

        Under the conveyance, 80% of the aggregate net proceeds attributable to the sale of oil and natural gas production from the Underlying Properties for each calendar quarter will be paid to the Trust on or before the 30th day of the month following the end of each quarter. VOC Brazos will not pay to the Trust any interest on the net proceeds held by VOC Brazos prior to payment to the Trust. The Trustee will make distributions to Trust unitholders quarterly.

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

        All of the hedge payments received by VOC Brazos from hedge contract counterparties upon settlements of hedge contracts and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells, as detailed in the conveyance, offset the costs outlined above in calculating the net proceeds. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe (which is the equivalent of 8.5 MMBoe in respect of the net profits interest) have been produced from the Underlying Properties and sold, then Trust unitholders will not be entitled to receive the benefit of such excess amounts.

        During each twelve-month period beginning on the later to occur of (1) December 31, 2027 and (2) the time when 9.8 MMBoe have been produced from the Underlying Properties and sold (which is the equivalent of 7.8 MMBoe in respect of the net profits interest) (in either case, the "Capital Expenditure Limitation Date"), the sum of the development expenditures and amounts reserved for approved development expenditure projects for such twelve- month period may not exceed the Average Annual Capital Expenditure Amount. The "Average Annual Capital Expenditure Amount" means the quotient of (x) the sum of the development expenditures and amounts reserved for approved development expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—NET PROFITS INTEREST (Continued)

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

        The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)

Net property value to be conveyed	175,739,508

Times 80% net profits interest to Trust	$140,591,606

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year Ended December 31,
	2012		2013	2014
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$46,703,222		$37,530,645	$39,730,778
Times net profits interest over the term of the Trust	80%		80%	80%

Income from net profits interest before reserve adjustments	37,362,577		30,024,516	31,784,622
Cash reserve(2)	750,000		(750,000)	500,000

Income from net profits interest	$38,112,577	(3)	$29,274,516 (4)	$32,284,622	(5)

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. The reserve balance was $250,000, $1,000,000 and $500,000 at December 31, 2012, 2013 and 2014, respectively

(3)
The income from the net profits interest for the year ended December 31, 2012 (consisting of VOC Brazos' February, May, August and November 2012 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2011 through August 2012.

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

(5)
The income from the net profits interest for the year ended December 31, 2014 (consisting of VOC Brazos' February, May, August and November 2014 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2013 through August 2014.

        For the year ended December 31, 2012, 2013 and 2014, MV Purchasing, LLC purchased 35%, 34% and 35%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)		Total distribution
February 14, 2012	October 1, 2011 through December 31, 2011	$0.44	$6.50 million		$1,000,000	$7.50 million
May 15, 2012	January 1, 2012 through March 31,2012	$0.69	$12.33 million		$(600,000)	$11.73 million
August 14, 2012	April 1, 2012 through June 30, 2012	$0.60	$10.60 million		$(400,000)	$10.20 million
November 14, 2012	July 1, 2012 through September 30, 2012	$0.46	$7.07 million		$750,000	$7.82 million
February 14, 2013	October 1, 2012 through December 31, 2012	$0.26	$4.17 million		$250,000	$4.42 million
May 15, 2013	January 1, 2013 through March 31,2013	$0.48	$9.16 million		$(1,000,000)	$8.16 million
August 14, 2013	April 1, 2013 through June 30, 2013	$0.41	$6.97 million	$		$6.97 million
November 14, 2013	July 1,2013 through September 30, 2013	$0.53	$9.01 million	$		$9.01 million
February 14, 2014	October 1, 2013 through December 31, 2013	$0.57	$9.69 million	$		$9.69 million
May 15, 2014	January 1, 2014 through March 31,2014	$0.52	$8.84 million	$		$8.84 million
August 14, 2014	April 1, 2014 through June 30, 2014	$0.39	$6.63 million	$		$6.63 million
November 14, 2014	July 1, 2014 through September 30, 2014	$0.37	$5.79 million		$500,000	$6.29 million

(1)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.

        As of December 31, 2014, cumulatively, since inception, the Trust has received payment for 2,515,260 net barrels of oil equivalent (unaudited).

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

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2012, 2013 and 2014, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

NOTE I—OTHER EVENTS

  Subsequent event

        On January 15, 2015, the Trust announced a Trust distribution to unitholders of record on January 30, 2015 of $1.7 million, or $0.10 per unit, which was paid on February 14, 2015. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from October 1, 2014 through December 31, 2014.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2012, 2013 and 2014 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2012, 2013 and 2014 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2011	7,311,522	4,199,750	8,011,480
Revisions of previous estimates	85,903	116,363	105,297
Production	(630,678)	(454,487)	(706,426)

Balance at December 31, 2012	6,766,747	3,861,626	7,410,351
Revisions of previous estimates	360,458	276,134	406,480
Production	(615,814)	(453,683)	(691,428)

Balance at December 31, 2013	6,511,391	3,684,077	7,125,403
Revisions of previous estimates	732,766	707,378	850,662
Production	(574,267)	(420,998)	(644,433)

Balance at December 31, 2014	6,669,890	3,970,457	7,331,632

Proved developed reserves
December 31, 2011	6,529,856	3,727,737	7,151,145

December 31, 2012	6,043,374	3,399,610	6,609,976

December 31, 2013	5,648,733	3,250,716	6,190,519

December 31, 2014	5,239,868	3,209,433	5,774,774

Proved undeveloped reserves
December 31, 2011	781,666	472,013	860,335

December 31, 2012	723,374	462,016	800,376

December 31, 2013	862,658	433,361	934,885
Proved undeveloped reserves converted to proved developed by drilling	(161,846)	(89,015)	(176,682)
Additional proved undeveloped reserves added	530,503	192,924	562,657
Revisions of previous estimates	198,707	223,754	235,999

December 31, 2014	1,430,022	761,024	1,556,859

  The Trust recognized net reductions in reserves for its share of VOC Brazos' total during 2012 associated with the production of properties of approximately 706,426 Boe. This reduction was mitigated by an increase in reserves of approximately 105,297 Boe as a result of positive revisions due to well performance during 2012 as additional information was obtained through the continued development of existing wells during the period.

  The Trust recognized net reductions in reserves for its share of VOC Brazos' total during 2013 associated with the production of properties of approximately 691,428 Boe. This reduction was mitigated by an increase in reserves of approximately 406,480 Boe as a result of positive revisions due to well performance during 2013 as additional information was obtained through the continued development of existing wells during the period.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

  The Trust recognized net increases in reserves for its share of VOC Brazos' total during 2014 associated with the production of properties of approximately 644,433 Boe. This increase was supported by an increase in reserves of approximately 850,662 Boe as a result of positive revisions due to well performance during 2014 as additional information was obtained through the continued development of existing wells during the period.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2012, 2013 and 2014.

	2012	2013	2014
Future cash inflows	$639,142,500	$620,500,850	$621,580,650
Future costs
Production	(198,019,653)	(206,476,266)	(209,853,969)
Development	(15,439,597)	(18,615,934)	(51,405,006)

Future net cash flows	425,683,250	395,408,650	360,321,675
Less 10% discount factor	(179,235,250)	(164,188,600)	(151,051,700)

Standardized measure of discounted future net cash flows	$246,448,000	$231,220,050	$209,269,975

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2012	2013	2014
Standardized measure at beginning of year	$258,274,125	$246,448,000	$231,220,050
Net proceeds to the Trust	(37,362,577)	(30,024,516)	(31,784,622)
Net payments received to settle hedge contracts	2,077,773	1,688,855	14,044

Net proceeds to the Trust, exclusive of net payments received to settle hedge contracts	(35,284,804)	(28,335,661)	(31,770,578)
Net changes in price and production costs	1,446,202	(5,763,485)	(6,428,639)
Changes in estimated future development costs	(4,988,014)	(6,219,092)	(28,319,178)
Development costs incurred during the year	5,526,880	3,370,800	4,910,400
Revisions of quantity estimates	3,239,596	13,382,262	26,294,642
Accretion of discount	25,827,413	24,644,800	23,122,005
Changes in production rates, timing and other(1)	(7,593,398)	(16,307,574)	(9,758,727)

Standardized measure at end of year	$246,448,000	$231,220,050	$209,269,975

(1)
The Trust's changes in standardized measure of discounted future net cash flows attributable to the production rates, timing and other primarily represents changes in the Trust's estimates of when proved reserve quantities will be realized. During the years ended December 31, 2012, 2013 and 2014, the Operator increased its development drilling capital plans, which had the effect of

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

  accelerating the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

          The average, first-day-of-the-month price during the 12- month period for 2012, 2013 and 2014 used in determining future net revenues related to the standardized measure calculation are as follows:

	2012	2013	2014
Oil (per Bbl)	$91.95	$92.83	$90.27
Gas (per Mcf)	$4.39	$4.35	$4.91

  NOTE K—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2013:
Income from net profits interest	$4,447	$8,456	$7,316	$9,056
Distributable income	$4,420	$8,160	$6,970	$9,010
Distributions per unit	$0.2600	$0.4800	$0.4100	$0.5300
2014:
Income from net profits interest	$9,880	$9,178	$6,898	$6,328
Distributable income	$9,690	$8,840	$6,630	$6,290
Distributions per unit	$0.5700	$0.5200	$0.3900	$0.3700

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2014, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

        As of December 31, 2014, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2014, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

        We have audited the internal control over financial reporting of VOC Energy Trust (the "Trust") as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and trust corpus of the Trust as of December 31, 2014, and the related statements of distributable income and changes in trust corpus for the year then ended, and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Wichita, Kansas
March 12, 2015

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2014, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2012, 2013 and 2014, the trustee received compensation from the trust in the amount of $145,000, 150,000 and $150,000, respectively. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 12, 2015 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%

(1)
Based on 17,000,000 trust units outstanding as of March 12,2015.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Under the terms of the conveyance governing the net profits interest, VOC Brazos is obligated to make certain payments to the trust on a quarterly basis. Please see "Item 1. Business—Computation of Net Proceeds" for more information about these agreements.

Administrative Services Agreement

        The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee of $75,000 is payable in equal quarterly installments and increases by 4% each year. For 2014, 2013 and 2012, $83,550, $80,340 and $77,250, respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2013 and 2014 and fees billed for other services rendered by Grant Thornton LLP.

	2013	2014
Audit fees	$215,000	$215,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$215,000	$215,000

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  (1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

  (a)
  (2)    Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3)    Exhibits

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

March 12 2015

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