Form 10-Q
period 2015-03-31
VOC Energy Trust
filed 2015-05-07
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

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

1-512-236-6599

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

As of May 7, 2015, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2015	2014
Income from net profits interest	$1,794,160	$9,880,331
Cash on hand used for Trust expenses	220,866	185,328
General and administrative expenses (1)	(315,026)	(375,659)
Distributable income	$1,700,000	$9,690,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at March 31, 2015 and 2014)	$0.10	$0.57

(1)         Includes $21,090 and $20,280 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended March 31, 2015 and 2014, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2015 and 2014.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$194,233	$415,099
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(41,468,510)	(39,403,876)
Total assets	$99,317,329	$101,602,829

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at March 31, 2015 and December 31, 2014	$99,317,329	$101,602,829

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2015	2014
Trust corpus, beginning of period	$101,602,829	$111,439,640
Income from net profits interest	1,794,160	9,880,331
Cash distribution	(1,700,000)	(9,690,000)
Trust expenses	(315,026)	(375,659)
Amortization of net profits interest	(2,064,634)	(2,637,861)
Trust corpus, end of period	$99,317,329	$108,616,451

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

Note 2.         Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and March 31, 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2015 that would impact the financial statements of the Trust.

Note 4.         Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of operations of the underlying properties. The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos had entered into hedge contracts covering a portion of the expected oil production from the proved developed producing reserves attributable to the underlying properties, however, all such hedge contracts expired on June 30, 2014 and the terms of the conveyance of the net profits interest prohibit VOC Brazos from entering into new hedging arrangements for the benefit of the Trust.  Upon expiration in June 2014, unitholder exposure to fluctuations in crude oil prices increased significantly.

Note 5.         Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.         Income from Net Profits Interest

	Three months ended March 31,
	2015	2014
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$1,617,700	$12,350,414
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	1,294,160	9,880,331
Cash reserve(2)	500,000	0
Income from net profits interest(3)	$1,794,160	$9,880,331

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended March 31, 2015 and 2014, VOC Brazos released and paid to the Trust $500,000 and $0, respectively, from the previously established cash reserve.  The reserve balance was $0 and $1,000,000 at March 31, 2015 and 2014, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended March 31, 2015 substantially represents production by VOC Brazos from September 2014 through November 2014.  The cash received by the Trust during the three months ended March 31, 2014 substantially represents production by VOC Brazos from September 2013 through November 2013.

For the three months ended March 31, 2015 and 2014, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2015 was $0.10 per Trust unit and was made on February 14, 2015 to Trust unitholders owning Trust units as of January 30, 2015. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2014 through December 31, 2014.

The first quarterly distribution during 2014 was $0.57 per Trust unit and was made on February 14, 2014 to Trust unitholders owning Trust units as of January 30, 2014. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2013 through December 31, 2013.

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2015 and 2014, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On April 16, 2015, the Trust announced a Trust distribution to unitholders of record on April 30, 2015 of $2.72 million, or $0.16 per unit, which is to be paid on May 15, 2015.

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

Results of Operations for the Quarters Ended March 31, 2015 and 2014

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2015 and 2014 consisting of the January distribution for each respective year:

	Three months ended March 31,
	2015	2014
Sales volumes:
Oil (Bbl)	169,818	194,014
Natural gas (Mcf)	135,348	148,073
Total (BOE)	192,376	218,693
Average sales prices:
Oil (per Bbl)	$79.48	$95.98
Natural gas (per Mcf)	$4.56	$4.52
Gross proceeds:
Oil sales	$13,496,959	$18,621,433
Natural gas sales	616,928	669,851
Total gross proceeds	14,113,887	19,291,284
Costs:
Production and development costs:
Lease operating expenses	3,931,147	3,685,711
Production and property taxes	2,179,198	2,335,396
Development expenses	6,385,842	796,133
Total	12,496,187	6,817,240
Settlement of hedge contracts — payments made(received)	0	(123,630)
Total costs	12,496,187	6,940,870

Excess of revenues over direct operating expenses and lease equipment and development costs	1,617,700	12,350,414
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	1,294,160	9,880,331
Cash reserve	500,000	0
Income from net profits interest	$1,794,160	$9,880,331

The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2015 substantially represents the production by VOC Brazos from September 2014 through November 2014.  The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from September 2013 through November 2013.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $14,113,887 for the three months ended March 31, 2015, a decrease of $5,177,397 or 26.8% from $19,291,284 for the three months ended March 31, 2014.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and lower market prices for oil during the first quarter of 2015.  These decreases were slightly offset by an increase in market prices for natural gas during the first quarter of 2015.  During the three months ended March 31, 2015, the average price for oil decreased 17.2% to $79.48 per Bbl and the average price for natural gas increased 0.9% to $4.56 per Mcf. Oil sales volumes were 169,818 Bbls for the three months ended March 31, 2015, a decrease of 24,196 Bbls or 12.5% from 194,014 Bbls, while natural gas sales volumes were 135,348 Mcf, a decrease of 12,725 Mcf or 8.6%.

Costs.   Lease operating expenses were $3,931,147 for the three months ended March 31, 2015, an increase of $245,436 or 6.7% from $3,685,711 for the three months ended March 31, 2014. Production and property taxes were $2,179,198 for the three months ended March 31, 2015, a decrease of $156,198 or 6.7% from $2,335,396 for the same period in 2014. Such decrease is primarily due to a 28.5% decrease in production taxes. Development expenses were $6,385,842 for the three months ended March 31, 2015, an increase of $5,589,709 or 702.1% from $796,133 for the same period in 2014. Such increase was primarily due to incurring a portion of the completion costs of one horizontal well and a portion of the drilling costs of one horizontal well that was abandoned along with increases in well completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  There were no cash settlements during the three months ended March 31, 2015, as the hedges expired on June 30, 2014.  Cash settlements relating to hedge contracts resulted in losses of $123,630 for the three months ended March 31, 2014. The losses were due primarily to higher market prices for oil and lower hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $1,617,700 for the three months ended March 31, 2015, a decrease of $10,732,714 or 86.9% from $12,350,414 for the three months ended March 31, 2014.  The Trust’s 80% net profits interest of these totals were $1,294,160 and $9,880,331, respectively. During the three months ended March 31, 2015 and 2014, VOC Brazos released $500,000 and $0, respectively, from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $1,794,160 and $9,880,331 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $94,160 and $190,331 for the three months ended March 31, 2015 and 2014, respectively. The Trustee paid general and administrative expenses of $315,026 for the three months ended March 31, 2015, a decrease of $60,633 from $375,659 for the three months ended March 31, 2014.  These factors resulted in distributable income for the three months ended March 31, 2015 of $1,700,000, a decrease of $7,990,000 from $9,690,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of March 31, 2015, $194,233 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three months ended March 31, 2015 and 2014, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $500,000 and $0 in January 2015 and 2014, respectively, in accordance with this cash reserve.  The reserve balance was $0 and $1,000,000 at March 31, 2015 and 2014, respectively.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Hedge Contracts

The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices.  As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders.  Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce.  VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month.  VOC Brazos had entered into hedge contracts covering a portion of the expected oil production from the proved developed producing reserves attributable to the underlying properties, however, all such hedge contracts expired on June 30, 2014, and the terms of the conveyance of the net profits interest prohibit VOC Brazos from entering into new hedging arrangements for the benefit of the Trust.  As a result, unitholder exposure to fluctuations in crude oil prices has increased substantially since June 30, 2014.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Substantially all of the income to the Trust is derived from the net profits interest, which generally entitles the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties. Historically the Trust has also derived income from the settlement of hedge contracts covering the underlying properties, however, all such hedge contracts expired on June 30, 2014 and consequently the Trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the history of the Trust’s hedge contracts, please see “Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts.” Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2015, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: May 7, 2015

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