Form 10-Q
period 2015-06-30
VOC Energy Trust
filed 2015-08-06
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015

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

As of August 5, 2015, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income from net profits interest	$2,828,014	$9,177,854	$4,622,174	$19,058,186
Cash on hand used (withheld) for Trust expenses	16,594	(166,415)	237,460	18,913
General and administrative expenses (1)	(124,608)	(171,439)	(439,634)	(547,099)
Distributable income	$2,720,000	$8,840,000	$4,420,000	$18,530,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2015 and 2014)	$0.16	$0.52	$0.26	$1.09

(1)         Includes $0 and $21,090 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2015 and 2014, respectively, and $21,090 and $41,370 during the six months ended June 30, 2015 and 2014, respectively.  Also includes $37,600 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2015 and 2014 and $75,100 during each of the six months ended June 30, 2015 and 2014.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$177,639	$415,099
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(43,436,797)	(39,403,876)
Total assets	$97,332,448	$101,602,829

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2015 and December 31, 2014	$97,332,448	$101,602,829

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$99,317,329	$108,616,451	$101,602,829	$111,439,640
Income from net profits interest	2,828,014	9,177,854	4,622,174	19,058,186
Cash distribution	(2,720,000)	(8,840,000)	(4,420,000)	(18,530,000)
Trust expenses	(124,608)	(171,439)	(439,634)	(547,099)
Amortization of net profits interest	(1,968,287)	(2,409,282)	(4,032,921)	(5,047,143)
Trust corpus, end of period	$97,332,448	$106,373,584	$97,332,448	$106,373,584

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

Note 2.         Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and June 30, 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2015 that would impact the financial statements of the Trust.

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

Note 5.         Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.         Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$3,785,018	$11,472,318	$5,402,718	$23,822,732
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,028,014	9,177,854	4,322,174	19,058,186
Cash reserve(2)	(200,000)	0	300,000	0
Income from net profits interest(3)	$2,828,014	$9,177,854	$4,622,174	$19,058,186

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

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended June 30, 2015 and 2014, VOC Brazos increased its cash reserve by $200,000 and $0, respectively. During the six months ended June 30, 2015 and 2014, VOC Brazos released and paid to the Trust $300,000 and $0, respectively, from the previously established cash reserve.  The reserve balance was $200,000 and $1,000,000 at June 30, 2015 and 2014, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2015 substantially represents production by VOC Brazos from December  2014 through February 2015 and the cash received by the Trust during the three months ended June 30, 2014 substantially represents production by VOC Brazos from December 2013 through February 2014. The cash received by the Trust during the six months ended June 30, 2015 substantially represents production by VOC Brazos from September 2014 through February 2015 and the cash received by the Trust during the six months ended June 30, 2014 substantially represents production by VOC Brazos from September 2013 through February 2014.

For the three and six months ended June 30, 2015 and 2014, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2015 was $0.16 per Trust unit and was made on May 15, 2015 to Trust unitholders owning Trust units as of April 30, 2015. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2015 through March 31, 2015.

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

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2015 and 2014, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On July 16, 2015, the Trust announced a Trust distribution to unitholders of record on July 30, 2015 of $1.87 million, or $0.11 per unit, which is to be paid on August 14, 2015.

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

Results of Operations for the Quarters Ended June 30, 2015 and 2014

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2015 and 2014 consisting of the April distribution for each respective year:

	Three months ended June 30, 2015
	2015	2014
Sales volumes:
Oil (Bbl)	163,674	177,684
Natural gas (Mcf)	118,396	132,349
Total (BOE)	183,407	199,742
Average sales prices:
Oil (per Bbl)	$47.50	$92.68
Natural gas (per Mcf)	$3.28	$4.79
Gross proceeds:
Oil sales	$7,773,952	$16,467,520
Natural gas sales	388,148	633,518
Total gross proceeds	8,162,100	17,101,038
Costs:
Production and development costs:
Lease operating expenses	3,491,402	3,541,521
Production and property taxes	251,817	505,141
Development expenses	633,863	1,734,265
Total	4,377,082	5,780,927
Settlement of hedge contracts — payments received	0	(152,207)
Total costs	4,377,082	5,628,720

Excess of revenues over direct operating expenses and lease equipment and development costs	3,785,018	11,472,318
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,028,014	9,177,854
Cash reserve	(200,000)	0
Income from net profits interest	$2,828,014	$9,177,854

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2015 substantially represents the production by VOC Brazos from December 2014 through February 2015.  The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from December 2013 through February 2014.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $8,162,100 for the three months ended June 30, 2015, a decrease of $8,938,938 or 52.3% from $17,101,038 for the three months ended June 30, 2014.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and lower market prices for oil and natural gas during the second quarter of 2015.  During the three months ended June 30, 2015, the average price for oil decreased 48.7% to $47.50 per Bbl and the average price for natural gas decreased 31.5% to $3.28 per Mcf. Oil sales volumes were 163,674 Bbls for the three months ended June 30, 2015, a decrease of 14,010 Bbls or 7.9% from 177,684 Bbls, while natural gas sales volumes were 118,396 Mcf, a decrease of 13,953 Mcf or 10.5%.

Costs.   Lease operating expenses were $3,491,402 for the three months ended June 30, 2015, a decrease of $50,119 or 1.4% from $3,541,521 for the three months ended June 30, 2014. Production and property taxes were $251,817 for the three months ended June 30, 2015, a decrease of $253,324 or 50.1% from $505,141 for the same period in 2014. Such decrease is primarily due to a 52.5% decrease in production taxes due to lower prices for oil and gas. Development expenses were $633,863 for the three months ended June 30, 2015, a decrease of $1,100,402 or 63.5% from $1,734,265 for the same period in 2014. Such decrease was primarily due to incurring a portion of the completion costs of one horizontal well in 2015 as compared to incurring a portion of the completion costs of  three horizontal wells in 2014.

Settlement of hedge contracts.  There were no cash settlements during the three months ended June 30, 2015, as the hedges expired on June 30, 2014.  Cash settlements relating to hedge contracts resulted in gains of $152,207 for the three months ended June 30, 2014. The gains were due primarily to lower market prices for oil and higher hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $3,785,018 for the three months ended June 30, 2015, a decrease of $7,687,300 or 67% from $11,472,318 for the three months ended June 30, 2014.  The Trust’s 80% net profits interest of these totals were $3,028,014 and $9,177,854, respectively. During the three months ended June 30, 2015 and 2014, VOC Brazos increased its cash reserve by $200,000 and $0, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,828,014 and $9,177,854 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $108,014 and $377,854 for the three months ended June 30, 2015 and 2014, respectively. The Trustee paid general and administrative expenses of $124,608 for the three months ended June 30, 2015, a decrease of $46,831 from $171,439 for the three months ended June 30, 2014.  These factors resulted in distributable income for the three months ended June 30, 2015 of $2,720,000, a decrease of $6,120,000 from $8,840,000 for the three months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2015 and 2014 consisting of the January and April distributions for each respective year:

	Six months ended June 30, 2015
	2015	2014
Sales volumes:
Oil (Bbl)	333,492	371,698
Natural gas (Mcf)	253,744	280,422
Total (BOE)	375,783	418,435
Average sales prices:
Oil (per Bbl)	$63.78	$94.40
Natural gas (per Mcf)	$3.96	$4.65
Gross proceeds:
Oil sales	$21,270,911	$35,088,953
Natural gas sales	1,005,076	1,303,369
Total gross proceeds	22,275,987	36,392,322
Costs:
Production and development costs:
Lease operating expenses	7,422,549	7,227,232
Production and property taxes	2,431,015	2,840,537
Development expenses	7,019,705	2,530,398
Total	16,873,269	12,598,167
Settlement of hedge contracts — payments received	0	(28,577)
Total costs	16,873,269	12,569,590

Excess of revenues over direct operating expenses and lease equipment and development costs	5,402,718	23,822,732
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	4,322,174	19,058,186
Cash reserve	300,000	0
Income from net profits interest	$4,622,174	$19,058,186

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2015 substantially represents the production by VOC Brazos from September 2014 through February 2015.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from September 2012 through February 2014.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $22,275,987 for the six months ended June 30, 2015, a decrease of $14,116,335 or 38.8% from $36,392,322 for the six months ended June 30, 2014.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to lower market prices for oil and gas sales during the first six months of 2015 and a decrease in oil sales volumes and gas sales volumes during the first six months of 2015.  During the six months ended June 30, 2015, the average price for oil decreased 32.4% to $63.78 per Bbl and the average price for natural gas decreased 14.8% to $3.96 per Mcf. Oil sales volumes were 333,492 Bbls for the six months ended June 30, 2015, a decrease of 38,206 Bbls or 10.3% from 371,698 Bbls, while natural gas sales volumes were 253,744 Mcf, a decrease of 26,678 Mcf or 9.5% from 280,422 Mcf.

Costs.  Lease operating expenses were $7,422,549 for the six months ended June 30, 2015, an increase of $195,317 or 2.7% from $7,227,232 for the six months ended June 30, 2014. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $2,431,015 for the six months ended June 30, 2015, a decrease of $409,522 or 14.4% from $2,840,537 for the same period in 2014. Such decrease is primarily due to a 39.5% decrease in production taxes due to lower prices for oil and gas. Development expenses were $7,019,705 for the six months ended June 30, 2015, an increase of $4,489,307 or 177.4% from $2,530,398 for the same period in 2014. The increase was primarily due to incurring a portion of completion costs of one horizontal well and a portion of the drilling costs of one horizontal well in the lower EagleBine interval that was abandoned in 2015 as compared to the a portion of the completion costs of two horizontal wells in 2014 along with increases in well completion costs and the costs of oilfield goods and services.

Settlement of hedge contracts.  There were no cash settlements during the six months ended June 30, 2015, as the hedges expired on June 30, 2014.  Cash settlements relating to hedge contracts resulted in gains of $28,577 for the six months ended June 30, 2014.  The gains were primarily due to lower market prices for oil and higher hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $5,402,718 for the six months ended June 30, 2015, a decrease of $18,420,014 or 77.3% from $23,822,732 for the six months ended June 30, 2014.  The Trust’s 80% net profits interest of these totals were $4,322,174 and $19,058,186, respectively. During the six months ended June 30, 2015 and 2014, VOC Brazos released and paid to the trust $300,000 and $0, respectively, from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $4,622,174 and $19,058,186 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $202,174 and $528,185 for the six months ended June 30, 2015 and 2014, respectively. The Trustee paid general and administrative expenses of $439,634 for the six months ended June 30, 2015, a decrease of $107,465 from $547,099 for the six months ended June 30, 2014.  These factors resulted in distributable income for the six months ended June 30, 2015 of $4,420,000, a decrease of $14,110,000 from $18,530,000 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2015, $177,639 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2015 and 2014, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $500,000 in January 2015 and withheld $200,000 in April 2015 in accordance with this cash reserve.  No amounts were released or withheld in 2014 as of June 30, 2014. The reserve balance was $200,000 and $1,000,000 at June 30, 2015 and 2014, respectively.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2015, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: August 6, 2015

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