Form 10-Q
period 2015-09-30
VOC Energy Trust
filed 2015-11-05
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

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

As of November 4, 2015, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income from net profits interest	$2,017,494	$6,898,298	$6,639,668	$25,956,483
Cash on hand used (withheld) for Trust expenses	28,039	(123,680)	265,499	(104,767)
General and administrative expenses (1)	(175,533)	(144,618)	(615,167)	(691,716)
Distributable income	$1,870,000	$6,630,000	$6,290,000	$25,160,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2015 and 2014)	$0.11	$0.39	$0.37	$1.48

(1)         Includes $43,870 and $21,090 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2015 and 2014, respectively, and $64,960 and $62,460 during the nine months ended September 30, 2015 and 2014, respectively.  Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2015 and 2014, and $112,600 during each of the nine months ended September 30, 2015 and 2014.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$149,600	$415,099
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(45,334,230)	(39,403,876)
Total assets	$95,406,976	$101,602,829

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2015 and December 31, 2014	$95,406,976	$101,602,829

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$97,332,448	$106,373,584	$101,602,829	$111,439,640
Income from net profits interest	2,017,494	6,898,298	6,639,668	25,956,483
Cash distribution	(1,870,000)	(6,630,000)	(6,290,000)	(25,160,000)
Trust expenses	(175,533)	(144,618)	(615,167)	(691,716)
Amortization of net profits interest	(1,897,433)	(2,440,673)	(5,930,354)	(7,487,816)
Trust corpus, end of period	$95,406,976	$104,056,591	$95,406,976	$104,056,591

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

Note 2.         Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and September 30, 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2015 that would impact the financial statements of the Trust.

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

Note 5.         Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 6.         Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$3,521,868	$8,622,872	$8,924,586	$32,445,604
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	2,817,494	6,898,298	7,139,668	25,956,483
Cash reserve(2)	(800,000)	0	(500,000)	0
Income from net profits interest(3)	$2,017,494	$6,898,298	$6,639,668	$25,956,483

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

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended September 30, 2015 and 2014, VOC Brazos increased its cash reserve by $800,000 and $0, respectively. During the nine months ended September 30, 2015 and 2014, VOC Brazos increased its cash reserve by $500,000 and $0, respectively.  The reserve balance was $1,000,000 at September 30, 2015 and 2014.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2015 substantially represents production by VOC Brazos from March 2015 through May 2015 and the cash received by the Trust during the three months ended September 30, 2014 substantially represents production by VOC Brazos from March 2014 through May 2014. The cash received by the Trust during the nine months ended September 30, 2015 substantially represents production by VOC Brazos from September 2014 through May 2015 and the cash received by the Trust during the nine months ended September 30, 2014 substantially represents production by VOC Brazos from September 2013 through May 2014.

For the three and nine months ended September 30, 2015 and 2014, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The third quarterly distribution during 2015 was $0.11 per Trust unit and was made on August 14, 2015 to Trust unitholders owning Trust units as of July 30, 2015. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2015 through June 30, 2015.

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

The third quarterly distribution during 2014 was $0.39 per Trust unit and was made on August 14, 2014 to Trust unitholders owning Trust units as of July 30, 2014. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2014 through June 30, 2014.

Note 9.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2015 and 2014, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 10.  Subsequent Event

On October 19, 2015, the Trust announced a Trust distribution to unitholders of record on October 30, 2015 of $1.70 million, or $0.10 per unit, which is to be paid on November 13, 2015.

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

Results of Operations for the Quarters Ended September 30, 2015 and 2014

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2015 and 2014 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2015	2014
Sales volumes:
Oil (Bbl)	159,730	180,601
Natural gas (Mcf)	102,422	130,477
Total (BOE)	176,800	202,347
Average sales prices:
Oil (per Bbl)	$48.32	$96.20
Natural gas (per Mcf)	$2.29	$5.24
Gross proceeds:
Oil sales	$7,717,484	$17,374,569
Natural gas sales	234,066	683,056
Sale of leases	229,344	0
Total gross proceeds	8,180,894	18,057,625
Costs:
Production and development costs:
Lease operating expenses	3,073,104	3,791,707
Production and property taxes	1,506,393	1,716,318
Development expenses	79,529	3,954,278
Total	4,659,026	9,462,303
Settlement of hedge contracts — payments received	0	(27,550)
Total costs	4,659,026	9,434,753

Excess of revenues over direct operating expenses and lease equipment and development costs	3,521,868	8,622,872
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,817,494	6,898,298
Cash reserve	(800,000)	0
Income from net profits interest	$2,017,494	$6,898,298

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2015 substantially represents the production by VOC Brazos from March 2015 through May 2015.  The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from March 2014 through May 2014.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $7,951,550 for the three months ended September 30, 2015, a decrease of $10,106,075 or 56.0% from $18,057,625 for the three months ended September 30, 2014.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and lower market prices for oil and natural gas during the third quarter of 2015, offset by sales of leases as allowed under the terms of the Trust Agreement of $229,344.  During the three months ended September 30, 2015, the average price for oil decreased 49.8% to $48.32 per Bbl from $96.20 per Bbl for the same period in 2014 and the average price for natural gas decreased 56.3% to $2.29 per Mcf from $5.24 per Mcf for the same period in 2014. Oil sales volumes were 159,730 Bbls for the three months ended September 30, 2015, a decrease of 20,871 Bbls or 11.6% from 180,601 Bbls for the same period in 2014, while natural gas sales volumes were 102,422 Mcf, a decrease of 28,055 Mcf or 21.5% from 130,477 Mcf for the same period in 2014.

Costs.   Lease operating expenses were $3,073,104 for the three months ended September 30, 2015, a decrease of $718,603 or 19.0% from $3,791,707 for the three months ended September 30, 2014. Production and property taxes were $1,506,393 for the three months ended September 30, 2015, a decrease of $209,925 or 12.2% from $1,716,318 for the same period in 2014. Such decrease is primarily due to a 58.0% decrease in production taxes as a result of lower prices for oil and gas. Development expenses were $79,529 for the three months ended September 30, 2015, a decrease of $3,874,749 or 98.0% from $3,954,278 for the same period in 2014. Such decrease was primarily due to incurring a portion of the completion costs of one horizontal well in 2015 as compared to incurring a portion of the drilling and completion costs of one horizontal well and a portion of the drilling costs of two other horizontal wells in 2014.

Settlement of hedge contracts.  There were no cash settlements during the three months ended September 30, 2015, as the hedges expired on June 30, 2014.  Cash settlements relating to hedge contracts resulted in gains of $27,550 for the three months ended September 30, 2014. The gains were due primarily to lower market prices for oil and higher hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $3,521,868 for the three months ended September 30, 2015, a decrease of $5,101,004 or 59.2% from $8,622,872 for the three months ended September 30, 2014.  The Trust’s 80% net profits interest of these totals were $2,817,494 and $6,898,298, respectively. During the three months ended September 30, 2015 and 2014, VOC Brazos increased its cash reserve by $800,000 and $0, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,017,494 and $6,898,298 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $147,494 and $268,298 for the three months ended September 30, 2015 and 2014, respectively. The Trustee paid general and administrative expenses of $175,533 for the three months ended September 30, 2015, an increase of $30,915 from $144,618 for the three months ended September 30, 2014.  These factors resulted in distributable income for the three months ended September 30, 2015 of $1,870,000, a decrease of $4,760,000 from $6,630,000 for the three months ended September 30, 2014.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2015 and 2014 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2015	2014
Sales volumes:
Oil (Bbl)	493,222	552,299
Natural gas (Mcf)	356,166	410,899
Total (BOE)	552,583	620,782
Average sales prices:
Oil (per Bbl)	$58.77	$94.99
Natural gas (per Mcf)	$3.48	$4.83
Gross proceeds:
Oil sales	$28,988,395	$52,463,522
Natural gas sales	1,239,142	1,986,425
Sale of leases	229,344	0
Total gross proceeds	30,456,881	54,449,947
Costs:
Production and development costs:
Lease operating expenses	10,495,653	11,018,939
Production and property taxes	3,937,408	4,556,855
Development expenses	7,099,234	6,484,676
Total	21,532,295	22,060,470
Settlement of hedge contracts — payments received	0	(56,127)
Total costs	21,532,295	22,004,343

Excess of revenues over direct operating expenses and lease equipment and development costs	8,924,586	32,445,604
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	7,139,668	25,956,483
Cash reserve	(500,000)	0
Income from net profits interest	$6,639,668	$25,956,483

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2015 substantially represents the production by VOC Brazos from September 2014 through May 2015.  The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2014 substantially represents the production and settlement of hedge contracts by VOC Brazos from September 2013 through May 2014.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $30,227,537 for the nine months ended September 30, 2015, a decrease of $24,222,410 or 44.5% from $54,449,947 for the nine months ended September 30, 2014.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to lower market prices for oil and gas sales during the first nine months of 2015 and a decrease in oil sales volumes and gas sales volumes during the first nine months of 2015, offset by sales of leases as allowed under the terms of the Trust Agreement of $229,344.  During the nine months ended September 30, 2015, the average price for oil decreased 38.1% to $58.77 per Bbl from $94.99 per Bbl for the same period in 2014 and the average price for natural gas decreased 28.0% to $3.48 per Mcf from $4.83 per Mcf for the same period in 2014. Oil sales volumes were 493,222 Bbls for the nine months ended September 30, 2015, a decrease of 59,077 Bbls or 10.7% from 552,299 Bbls for the same period in 2014, while natural gas sales volumes were 356,166 Mcf, a decrease of 54,733 Mcf or 13.3% from 410,899 Mcf for the same period in 2014.

Costs.  Lease operating expenses were $10,495,653 for the nine months ended September 30, 2015, a decrease of $523,286 or 4.7% from $11,018,939 for the nine months ended September 30, 2014. The decrease was primarily due to decreases in the costs of oilfield goods and services. Production and property taxes were $3,937,408 for the nine months ended September 30, 2015, a decrease of $619,447 or 13.6% from $4,556,855 for the same period in 2014. Such decrease is primarily due to a 45.5% decrease in production taxes as a result of lower prices for oil and gas. Development expenses were $7,099,234 for the nine months ended September 30, 2015, an increase of $614,558 or 9.5% from $6,484,676 for the same period in 2014. The increase was primarily due to incurring a portion of drilling and completion costs of one horizontal well and a portion of the drilling costs of one horizontal well in the lower EagleBine interval that was abandoned in 2015 as compared to a portion of the drilling costs of two horizontal wells and a portion of the completion costs of two horizontal wells in 2014.

Settlement of hedge contracts.  There were no cash settlements during the nine months ended September 30, 2015, as the hedges expired on June 30, 2014.  Cash settlements relating to hedge contracts resulted in gains of $56,127 for the nine months ended September 30, 2014.  The gains were primarily due to lower market prices for oil and higher hedge strike prices.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $8,924,586 for the nine months ended September 30, 2015, a decrease of $23,521,018 or 72.5% from $32,445,604 for the nine months ended September 30,

2014.  The Trust’s 80% net profits interest of these totals were $7,139,668 and $25,956,483, respectively. During the nine months ended September 30, 2015 and 2014, VOC Brazos increased its cash reserve by $500,000 and $0, respectively, which resulted in income from the net profits interest of $6,639,668 and $25,956,483 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $349,668 and $796,483 for the nine months ended September 30, 2015 and 2014, respectively. The Trustee paid general and administrative expenses of $615,167 for the nine months ended September 30, 2015, a decrease of $76,547 from $691,714 for the nine months ended September 30, 2014.  These factors resulted in distributable income for the nine months ended September 30, 2015 of $6,290,000, a decrease of $18,870,000 from $25,160,000 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2015, $149,600 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and nine months ended September 30, 2015 and 2014, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $500,000 in January 2015, withheld $200,000 in April 2015 and withheld $800,000 in July 2015 in accordance with this cash reserve.  No amounts were released or withheld in 2014 as of September 30, 2014. The reserve balance was $1,000,000 at September 30, 2015 and 2014.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2015, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 5, 2015

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