Form 10-K
period 2015-12-31
VOC Energy Trust
filed 2016-03-15
CIK 1505413

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $5.67 on June 30, 2015, was approximately $72,279,742.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 2016, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

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

        DUCs—Drilled but uncompleted. A well that has been drilled but has not undergone the final steps of perforating/acidizing or hydraulic fracturing and procedures necessary to place the well on production.

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

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows.    These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2013, 2014 and 2015 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        On May 10, 2011, VOC Brazos and the trust completed an initial public offering of units of beneficial interest in the trust, which are referred to herein as the "trust units." In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the "net profits interests." VOC Brazos' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the "underlying properties." As of December 31, 2015, the underlying properties included interests in 823 gross (504.6 net) producing wells and included 91,491 gross (56,534.3 net) acres. The net proceeds attributable to the net profits interest were impacted by the settlement of hedge contracts that VOC Brazos entered into for the year 2013 and for the six months ended June 30, 2014. See "—Hedge Contracts" below. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2015, cumulatively, since inception, the trust has received payment for approximately 3.1 MMBoe of the trust's 8.5 MMBoe interest.

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

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 15, 2016.

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

        As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.8 million and $1.7 million paid to the VOC Operators in 2014 and 2015, respectively, for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index ("OAI") published by the Council of Petroleum Accountants Society ("COPAS") for that year.

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

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil and natural gas that VOC Brazos can economically produce. VOC Brazos sells the oil and natural gas production from the underlying properties under floating market price contracts each month. VOC Brazos had entered into hedge contracts for 2013 and for the six months ended June 30, 2014 to reduce the exposure of the revenues from oil production from the underlying properties to fluctuations in crude oil prices and to achieve more predictable cash flow. VOC Brazos has not entered into any hedge contracts relating to oil volumes to be produced after June 30, 2014, and the terms of the conveyance of the net profits interest prohibit VOC Brazos from entering into new hedging arrangements for the benefit of the Trust.

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

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2015 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://voc.investorhq.businesswire.com.

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

        In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 6.6% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2019. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2019 will be approximately $37.6 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2013, 2014 and 2015 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 24 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2013, 2014 and 2015 is presented consistent with these requirements.

        Proved Reserves of VOC Energy Trust.    The following table sets forth, as of December 31, 2015, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	4,288	1,682	4,569
Proved Undeveloped	1,160	890	1,308
Total Proved	5,448	2,571	5,877

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2012	6,767	3,862	7,410
Revisions of previous estimates	360	276	406
Production(1)	(616)	(454)	(691)

Balance, December 31, 2013	6,511	3,684	7,125
Revisions of previous estimates	733	707	851
Production(1)	(574)	(421)	(644)

Balance, December 31, 2014	6,670	3,970	7,332
Revisions of previous estimates	(729)	(1,070)	(907)
Production(1)	(493)	(329)	(548)

Balance, December 31, 2015	5,448	2,571	5,877

Proved Developed Reserves:
Balance, December 31, 2012	6,044	3,400	6,610

Balance, December 31, 2013	5,650	3,251	6,191

Balance, December 31, 2014	5,240	3,209	5,775

Balance, December 31, 2015	4,288	1,682	4,569

Proved Undeveloped Reserves:
Balance, December 31, 2012	723	462	800

Balance, December 31, 2013	863	433	935
Proved undeveloped reserves converted to proved developed by drilling	(162)	(89)	(177)
Additional proved undeveloped reserves added	531	193	563
Revisions of previous estimates	198	224	236

Balance, December 31, 2014	1,430	761	1,557
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	98	164	125
Revisions of previous estimates	(368)	(35)	(374)

Balance, December 31, 2015	1,160	890	1,308

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

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2015 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2015 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	5,028.2	332.3	1,450.1	6,810.6
Gas (MMcf)	2,039.0	63.5	1,112.4	3,214.9
Revenue
Oil	$226,646.8	$15,317.3	$68,195.3	$310,159.3
Gas	4,542.0	165.1	2,707.9	7,415.0
Severance Taxes	5,726.3	646.3	3,277.1	9,649.8
Ad Valorem Taxes	6,154.3	493.1	2,341.1	8,988.5
Operating Expenses	113,595.5	842.0	4,370.0	118,807.5
Workover Expenses	12,710.7	231.9	0.0	12,942.6
COPAS Overhead	15,400.1	402.7	356.5	16,159.3
Investments	0.0	1,613.2	35,940.2	37,553.4
80% Net Profits Interest Net Operating Income (NPI)(1)	$62,081.5	$9,002.5	$19,694.6	$90,778.6
80% NPI(2)	$40,129.6	$5,438.7	$8,978.9	$54,547.2

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2015, CG&A estimated that the trust would terminate December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $50.28 per Bbl and a Henry Hub natural gas price of $2.59 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2015. The price adjustments were based on oil price differentials forecast at –$6.00 per Bbl for the Kansas underlying properties, –$3.00 per Bbl for the Kurten (Woodbine) Field wells in Texas, –$3.50 per Bbl for the Sand Flat Unit wells in Texas and –$3.50 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials were forecast on a per property basis as provided by VOC Brazos and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at 4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero (0) when a rate of six (6) Bbl/day per well were reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue, but dropped to 2.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 3.29 percent of revenue (after severance taxes) for the Texas properties.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2015.

	Gross	Net
	(acres)
Developed Acreage:
Kansas	67,798	39,693.0
Texas	23,693	16,841.3

Total	91,491	56,534.3

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2015:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	770	487.1	31	7.0	801	494.1
Natural gas	17	9.4	5	1.1	22	10.5

Total	787	496.5	36	8.1	823	504.6

        The following is a summary of the number of developmental wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2013		2014		2015
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	4	2.8	2	1.5	—	—
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	1	0.7	—	—

Total	4	2.8	3	2.2	—	—

        As of December 31, 2015, no wells were being drilled but VOC had one DUC. There were no capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2015. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe received by the trust from the underlying properties. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2013	2014	2015
Sales prices:
Oil (per Bbl)	$92.36	$95.29	$56.02
Natural gas (per Mcf)	$3.95	$4.96	$3.20
Lease operating expense (per Boe)	$16.53	$18.35	$19.32
Production and property taxes (per Boe)	$6.50	$6.17	$5.57

Major Producing Areas

        The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2015.

	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
					(In Thousands)
Kansas (174 Fields)
Fairport	617	0	617	6.5%	$5,772	8.2%
Codell	197	0	197	2.1	3,101	4.4
Chase-Silica	275	0	275	2.9	2,740	3.9
Marcotte	219	0	219	2.3	1,845	2.6
Bindley	201	0	201	2.1	1,690	2.4
Mueller	106	0	106	1.1	1,309	1.9
Wesley	96	0	96	1.0	1,247	1.8
Adell Northwest	76	0	76	0.8	829	1.2
Griston SW	46	0	46	0.5	821	1.2
Moore-Johnson	115	184	146	1.5	729	1.0
Miner	66	0	66	0.7	623	0.9
Dopita	52	0	52	0.5	443	0.6
Spivey-Grabs-Basil	34	304	85	0.9	441	0.6
Other	1,542	1,145	1,733	18.6	6,587	9.2

Kansas Total	3,642	1,633	3,915	41.5	28,177	39.9
Texas (3 Fields)
Kurten	3,710	2,235	4,082	43.2	28,800	40.7
Hitts Lake North	651	0	651	6.9	7,852	11.1
Sand Flat	794	0	794	8.4	5,891	8.3

Texas Total	5,155	2,235	5,527	58.5	42,543	60.1

Total	8,797	3,868	9,442	100.0%	$70,720	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2015 through December 1, 2015, without giving effect to any hedge transactions, and were held constant for the life of the properties. This yielded a price for oil of $50.28 per barrel and a price for natural gas of $2.59 per MMBtu.

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

        Kansas.    As of December 31, 2015, proved reserves attributable to the portion of the Kansas underlying properties were approximately 3.9 MMBoe and were located in three primary areas: the Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2015, the VOC Operators operated 95.9% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.

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

        Texas.    As of December 31, 2015, proved reserves attributable to the Texas underlying properties were approximately 5.5 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2015, the VOC Operators operated approximately 99.8% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.

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

        The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the underlying properties from the above table:

	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2013	212	196	245
2014	187	197	220
2015	140	137	163

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

        Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 1.009 billion barrels for the State of Texas during 2015. There were 27 operating oil refineries located in Texas in 2015 with combined capacity to refine over 5.23 million barrels of oil per day. With oil production in the state of Texas averaging approximately 2.76 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

        Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 2,100 operators reported aggregate oil production of approximately 46.4 million barrels for the state of Kansas in 2015. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine over 300,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 127,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.

        Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing LLC, an affiliate of VOC Brazos, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2013, 2014 and 2015, MV Purchasing purchased 34%, 35% and 37%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2013, 2014 and 2015 received by the trust from the underlying properties were $2.32, $4.88 and $4.48 per barrel, respectively.

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

        Vess Oil Corporation has committed to sell all of its natural gas production attributable to the Kurten Woodbine Unit in Texas to ETC Texas Pipeline, Ltd., on a year-to-year basis effective October 1, 2014. Vess Oil Corporation has also committed to sell to ONEOK Field Services Company, L.L.C. all of its natural gas production attributable to nine wells in Kingman and Barber Counties, Kansas on a month-to-month basis effective as of August 31, 2015.

        VOC Brazos does not have any volume commitments or take or pay arrangements.

Sale and Abandonment of Underlying Properties

        VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2013, 2014 and 2015, VOC Brazos plugged and abandoned 15, 26 and 14 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.

        VOC Brazos generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the trust unitholders. In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received. Net sales proceeds of $229,344 were paid to the trust during 2015 for its share of interest in certain underlying properties that were sold. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2015.

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

        It is customary to recover oil and natural gas from deep shale and tight sand formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and issued a draft report for peer review and comment in June 2015. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities. Moreover, required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Finally, VOC Brazos believes that enactment of legislation regulating hydraulic fracturing at the federal level may have a material adverse effect on its business.

        Air emissions.    The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. The EPA has recently proposed rules that define the terms used to determine whether a source is considered to be a major souce under the Clean Air Act. These laws and regulations may require VOC Brazos to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significant increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenditures to install and utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

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

        The EPA has adopted various regulations under the federal Clean Air Act addressing emissions of GHGs. In November 2010, the EPA published its final regulations expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage, and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In addition, EPA has taken the position that existing Clean Air Act provisions require an assessment of GHGs for certain large new or modified stationary sources beginning in 2011. EPA has issued rules that require additional reductions of volatile organic compounds, hazardous air pollutants and methane and has recently announced plans to issue additional rules which target methane emissions from the oil and gas sector. The adoption of any regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from the equipment and operations of VOC Brazos could require VOC Brazos to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that VOC Brazos produces.

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

  •
  acts of force majeure.

        Crude oil prices have been volatile the last several years and in 2015, ranged from a high of $61.43 to a low of $34.73. The NYMEX crude oil spot prices per Bbl were $98.42, $53.27 and $37.04 as of December 31, 2013, 2014 and 2015, respectively. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.

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

        VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2015, VOC Brazos sold approximately 37% of the oil produced from the underlying properties to MV Purchasing LLC, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing LLC, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.

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

        VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2013, 2014 and 2015, VOC Brazos plugged and abandoned 15, 26 and 14 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos' obligations relating to the net profits interest on the portion of the underlying properties transferred.

        In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos of the relevant underlying properties and are conditioned upon the trust's receiving an amount equal to the fair market value to the trust of such net profits interest. Any net sales proceeds paid to the trust will be distributable to trust unitholders for the quarter in which they are received. Net sales proceeds of $229,344 were paid to the trust during 2015 for its share of interest in certain underlying properties that were sold in 2015. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2015.

The reserves attributable to the underlying properties are depleting assets and production from those properties will diminish over time. Furthermore, the trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.

        The net proceeds payable to the trust attributable to the net profits interests are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 89% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2015, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 6.6% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2019 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 6.6% per year.

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

  •
  MV Purchasing LLC, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2015, VOC Brazos sold approximately 37% of the oil produced from the underlying properties to MV Purchasing, LLC.

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

        The oil and gas industry is a direct source of certain greenhouse gases, or "GHG," emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has taken the position that existing Clean Air Act provisions require an assessment of GHGs for certain large new or modified stationary sources beginning in 2011 and began to issue rules which are intended to limit greenhouse gas emissions from the oil and gas sector beginning in 2012. The EPA's rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules. These EPA rulemakings could affect VOC Brazos' operations and its ability to obtain air permits for new or modified facilities. In addition, on November 30, 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission storage and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis, with reporting having begun in 2012 for emissions occurring in 2011.

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

        Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act's Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA's recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities and issued a final report for peer review and comment in June 2015 . Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, in December 2011, the State of Texas adopted regulations requiring public disclosure of certain information regarding the components used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Disclosure of chemicals used in the fracturing process could also make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, VOC Brazos' fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In addition to state and federal laws, local land use restrictions may impact development. For example, at least a couple of local governments in Texas have imposed temporary moratoria on drilling activities within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which VOC Brazos operates. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas or Kansas such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that VOC Brazos is ultimately able to produce in commercially paying quantities from the underlying properties.

The bankruptcy of VOC Brazos or any operator of the underlying properties could impede the operation of the wells and the development of the proved undeveloped reserves.

        VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2019 of approximately $37.6 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 6.6% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust's ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. None of VOC Brazos or the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.

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

	High	Low	Cash Distributions
2014
First Quarter (January 1, 2014 through March 31, 2014)	$16.21	$14.01	$0.570
Second Quarter (April 1, 2014 through June 30, 2014)	17.24	14.37	0.520
Third Quarter (July 1, 2014 through September 30, 2014)	17.20	11.72	0.390
Fourth Quarter (October 1, 2014 through December 31, 2014)	12.79	4.83	0.370
2015
First Quarter (January 1, 2015 through March 31, 2015)	$5.90	$4.71	$0.100
Second Quarter (April 1, 2015 through June 30, 2015)	6.50	4.98	0.160
Third Quarter (July 1, 2015 through September 30, 2015)	5.78	3.43	0.110
Fourth Quarter (October 1, 2015 through December 31, 2015)	4.37	2.26	0.100

        As of March 15, 2016, the 17,000,000 units outstanding were held by 11 unitholders of record.

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

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2015 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2015.

Item 6.    Selected Financial Data.

        The trust was formed on November 3, 2010. The following table sets forth selected data for the trust as of December 31, 2011, 2012, 2013, 2014 and 2015, and for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, based on the audited statements of assets and trust corpus as of

December 31, 2011, 2012, 2013, 2014 and 2015 and the audited statements of distributable income for the years ended December 31, 2011, 2012, 2013, 2014 and 2015.

	December 31,
	2011	2012	2013	2014	2015
Net profits income	$24,852,638	$38,112,577	$29,274,516	$32,284,622	$8,627,256
Distributable income	$24,140,000	$37,230,000	$28,560,000	$31,450,000	$7,990,000
Distributions per trust unit	$1.42	$2.19	$1.68	$1.85	$0.47
Total assets at year end	$133,619,263	$122,349,786	$111,439,640	$101,602,829	$93,455,545

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

        The following is a summary of income from net profits interest received by the trust for the years ended December 31, 2013, 2014 and 2015, consisting of the February, May, August and November distributions for each respective year.

	Year Ended December 31,
	2013		2014		2015
Sales volumes:
Oil (Bbl)	769,584	(1)	744,451	(2)	642,966	(3)
Natural gas (Mcf)	576,433	(1)	551,001	(2)	459,048	(3)
Total (BOE)	865,656		836,285		719,474
Average sales prices:
Oil (per Bbl)	$92.36		$95.29		$56.02
Natural gas (per Mcf)	$3.95		$4.96		$3.20
Gross proceeds:
Oil sales	$71,081,973	(1)	$70,939,003	(2)	$36,016,562	(3)
Natural gas sales	2,279,338	(1)	2,731,605	(2)	1,467,111	(3)
Sale of leases	0		0		229,344

Total gross proceeds	73,361,311		73,670,608		37,713,017
Costs:
Production and development costs:
Lease operating expenses	14,305,693		15,348,937		13,903,682
Production and property taxes	5,627,791		5,156,032		4,008,982
Development expenses	18,008,251		13,452,416		8,391,282

Total	37,941,735		33,957,385		26,303,946
Settlement of hedge contracts—payments received	(2,111,069)		(17,555)		0

Total costs	35,830,666		33,939,830		26,303,946

Excess of revenues over direct operating expenses and lease equipment and development costs	37,530,645		39,730,778		11,409,071
Times net profits interests over the term of the Trust	80%		80%		80%

Income from net profits interest before reserve adjustments	30,024,516		31,784,622		9,127,256
Cash reserve	(750,000)		500,000		(500,000)

Income from net profits interest	$29,274,516		$32,284,622		$8,627,256

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

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2015 (consisting of VOC Brazos' February, May, August and November 2015 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2014 through August 2015.

Comparison of Results of the Trust for the Years Ended December 31, 2015 and 2014

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

        Gross proceeds.    Oil and natural gas sales were $37,483,673 for the year ended December 31, 2015, a decrease of $36,186,935 or 49.1% from $73,670,608 for the year ended December 31, 2014. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to lower market prices for oil and natural gas during 2015 compared to 2014 and a decrease in oil sales volumes and gas sales volumes during 2015 compared to 2014. These decreases were partially offset by sales of leases as allowed under the terms of the Trust Agreement of $229,344. During the year ended December 31, 2015, the average price for oil decreased 41.2% to $56.02 per Bbl and the average price for natural gas decreased 35.5% to $3.20 per Mcf. Oil sales volumes were 642,966 Bbls for the year ended December 31, 2015, a decrease of 101,485 Bbls or 13.6% from 744,451 Bbls, while natural gas sales volumes were 459,048 Mcf, a decrease of 91,953 Mcf or 16.7% from 551,001 Mcf.

        Costs.    Lease operating expenses were $13,903,682 for the year ended December 31, 2015, a decrease of $1,445,255 or 9.4% from $15,348,937 for the year ended December 31, 2014. The decrease was primarily due to decreases in the costs of oilfield goods and services. Production and property taxes were $4,008,982 for the year ended December 31, 2015, a decrease of $1,147,050 or 22.2% from $5,156,032 for 2014. Such decrease is primarily due to a 54.0% decrease in production taxes as a result of lower prices for oil and natural gas. Ad valorem taxes are paid and included in production and property taxes. Development expenses were $8,391,282 for the year ended December 31, 2015, a decrease of $5,061,134 or 37.6% from $13,452,416 for 2014. The decrease was primarily due to incurring a portion of drilling and completion costs of one horizontal well and a portion of the drilling costs of one horizontal well that was abandoned in 2015 as compared to a portion of drilling costs of one horizontal well, a portion of the drilling and completion costs of two horizontal wells and a portion of the completion costs of two horizontal wells in 2014.

        Settlement of hedge contracts.    There were no cash settlements during 2015, as the hedges expired on June 30, 2014. Cash settlements relating to hedge contracts resulted in gains of $17,555 for the year ended December 31, 2014. The gains were primarily due to lower market prices for oil and higher hedge strike prices.

        Excess of revenues over direct operating expenses and lease equipment and development costs.    The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $11,409,071 for the year ended December 31, 2015, a decrease of $28,321,707 or 71.3% from $39,730,778 for the year ended December 31, 2014. The trust's 80% net profits interest of these totals were $9,127,256 and $31,784,622, respectively. During the year ended December 31, 2015, VOC Brazos increased its cash reserve for future development, maintenance or operating expenditures by a net amount of $500,000 and during the year ended December 31, 2014, VOC Brazos decreased its cash reserve for future development, maintenance or operating expenditures by a net amount of $500,000, which resulted in income from the net profits interest of $8,627,256 and $32,284,622 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $637,256 and $834,622 for the years ended December 31, 2015 and 2014, respectively. The trustee paid general and administrative expenses of $800,818 for the year ended December 31, 2015, a decrease of $69,975 from $870,793 for the year ended December 31, 2014. These factors resulted in distributable income for the year ended December 31, 2015 of $7,990,000, a decrease of $23,460,000 from $31,450,000 for the year December 31, 2014.

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

        The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2015, the trust made no borrowings.

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

Planned Development and Workover Program

        The primary goals of VOC Brazos' development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos' existing wells or VOC Brazos' historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

  •
  Kansas.  VOC Brazos' historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos intends to continue this program with respect to the Kansas Underlying Properties, and expects to incur total development expenditures for these properties through December 31, 2018 of approximately $2.2 million, of which VOC Brazos contemplates spending approximately $1.7 million to drill and complete seven vertical wells. The remaining approximately $0.5 million is expected to be used for recompletions and workovers of nine wells.

  •
  Texas.  VOC Brazos' historical development and workover program for the Texas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies. In 2009, after an extensive review of horizontal development drilling in the areas, VOC Brazos commenced drilling horizontal wells in the upper interval of the EagleBine formation within the Kurten Woodbine Unit to accelerate the development of proved undeveloped reserves. As of December 31, 2015, VOC Brazos has drilled and completed, or participated in the drilling and completion of, 14 horizontal wells in the upper interval of the EagleBine formation within the Kurten Woodbine Unit. VOC Brazos intends to continue this program with respect to the Texas Underlying Properties, and expects to incur total development expenditures for the Texas Underlying Properties through December 31, 2019 of approximately $35.4 million. Of this total, VOC Brazos contemplates spending approximately $34.3 million to drill and complete nine horizontal wells in the EagleBine formation within the Kurten Woodbine Unit. The remaining approximately $1.1 million is expected to be used for recompletions and workovers of nine upper EagleBine vertical wells to additional sands and seven existing wells in the Sand Flat Unit.

    In June 2014, VOC Brazos commenced a second horizontal drilling development program within the Kurten Woodbine Unit to attempt to develop the lower EagleBine interval in a manner similar to the strategy employed by offset operators in the area that has recently emerged and was not contemplated at the time of the trust's formation. In addition, VOC Brazos initiated the acquisition of 3D seismic data covering 40 square miles of the Kurten Woodbine Unit. VOC Brazos also drilled two horizontal wells in the lower EagleBine interval. As a result of mechanical issues encountered in both wells, which resulted in costs in excess of budget in connection with the first well and resulted in the abandonment of the second well, VOC Brazos, in the fourth quarter 2014, elected to defer its development efforts in the lower EagleBine interval to evaluate best practices with respect to well integrity issues. Encouraged by the activity of offset operators as well as the results of the first VOC Brazos short lateral well, VOC Brazos does, however, expect to resume the new development program of the lower EagleBine interval, while continuing to give consideration to the commodity prices for crude oil.

    VOC Brazos also is evaluating the potential of a new pad drilling strategy for continued development of the upper EagleBine interval within the Kurten Woodbine Unit, while giving consideration to commodity prices for crude oil. The strategy is similar to that employed by offset operators in the area that has recently emerged and was not contemplated at the time of the trust's formation. Pad drilling is the practice of drilling multiple wellbores from a single surface location, which wells are then completed in succession and ultimately all of which are put on production simultaneously to optimize reserve recovery. Pad drilling would result in the incurrence of drilling and completion costs associated with all wellbores on the pad before initiating production from any of the wells.

    VOC Brazos is evaluating the potential economic benefits associated with both the development of the lower EagleBine interval and pad drilling in the upper EagleBine interval similar to strategies that recently have been employed by other operators in the area. If these activities are pursued, they would result in increased development costs burdening the net profits interest of the trust relative to historical development costs, thus temporarily reducing cash available for distributions by the trust from the Kurten Woodbine Unit until anticipated production from these development efforts can be brought on-line. To address these emerging opportunities, VOC Brazos is continuing to evaluate the appropriate strategy and capital plan to fund development for the trust, although it has reduced the pace of development in 2015 compared to historical levels, and may continue to reduce the pace of development, if commodity prices for crude oil remain at substantially reduced levels.

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

Contractual Obligations

        As of December 31, 2015, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to VOC Brazos and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

        We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the "Trust") as of December 31, 2014 and 2015, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note B to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of VOC Energy Trust as of December 31, 2014 and 2015, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2015 on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 15, 2016

VOC ENERGY TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2014	2015
ASSETS
Cash	$415,099	$251,537
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(39,403,876)	(47,387,598)

Total assets	$101,602,829	$93,455,545

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2014 and 2015, respectively	$101,602,829	$93,455,545

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2013	2014	2015
Income from net profits interest	$29,274,516	$32,284,622	$8,627,256
Cash on hand used for Trust expenses	23,330	36,171	163,562
General and administrative expenses(1)	(737,846)	(870,793)	(800,818)

Distributable income	$28,560,000	$31,450,000	$7,990,000

Distributions per Trust unit (17,000,000 Trust units issued and outstanding at December 31, 2013, 2014 and 2015, respectively)	$1.68	$1.85	$0.47

(1)
Includes $80,340, $83,550 and $86,895 paid to VOC Brazos and $150,471, $150,100 and $150,100 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2013, 2014 and 2015, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2013	2014	2015
Trust corpus, beginning of year	$122,349,786	$111,439,640	$101,602,829
Income from net profits interest	29,274,516	32,284,622	8,627,256
Cash distributions	(28,560,000)	(31,450,000)	(7,990,000)
Trust expenses	(737,846)	(870,793)	(800,818)
Amortization of net profits interest	(10,886,816)	(9,800,640)	(7,983,722)

Trust corpus, end of year	$111,439,640	$101,602,829	$93,455,545

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

        As of December 31, 2015, cumulatively, since inception, the Trust has received payment for 3,090,839 net barrels of oil equivalent (unaudited).

        The trust will dissolve prior to its termination if:

  •
  the trust sells the net profits interest;

  •
  annual gross proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years;

  •
  the holders of a majority of the outstanding trust units vote in favor of dissolution; or

  •
  there is a judicial dissolution of the trust.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE A—ORGANIZATION OF THE TRUST (Continued)

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2015 that would impact the financial statements of the Trust.

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year Ended December 31,
	2013	2014		2015
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$37,530,645	$39,730,778		$11,409,071
Times net profits interest over the term of the Trust	80%	80%		80%

Income from net profits interest before reserve adjustments	30,024,516	31,784,622		9,127,256
Cash reserve(2)	(750,000)	500,000		(500,000)

Income from net profits interest	$29,274,516 (3)	$32,284,622	(4)	$8,627,256 (5)

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000, $500,000 and $1,000,000 at December 31, 2013, 2014 and 2015, respectively

(3)
The income from the net profits interest for the year ended December 31, 2013 (consisting of VOC Brazos' February, May, August and November 2013 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2012 through August 2013.

(4)
The income from the net profits interest for the year ended December 31, 2014 (consisting of VOC Brazos' February, May, August and November 2014 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2013 through August 2014.

(5)
The income from the net profits interest for the year ended December 31, 2015 (consisting of VOC Brazos' February, May, August and November 2015 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2014 through August 2015.

        For the year ended December 31, 2013, 2014 and 2015, MV Purchasing, LLC purchased 34%, 35% and 37%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 14, 2013	October 1, 2012 through December 31, 2012	$0.26	$4.17 million	$250,000	$4.42 million
May 15, 2013	January 1, 2013 through March 31, 2013	0.48	9.16 million	(1,000,000)	8.16 million
August 14, 2013	April 1, 2013 through June 30, 2013	0.41	6.97 million	0	6.97 million
November 14, 2013	July 1, 2013 through September 30, 2013	0.53	9.01 million	0	9.01 million
February 14, 2014	October 1, 2013 through December 31, 2013	$0.57	$9.69 million	$0	$9.69 million
May 15, 2014	January 1, 2014 through March 31, 2014	0.52	8.84 million	0	8.84 million
August 14, 2014	April 1, 2014 through June 30, 2014	0.39	6.63 million	0	6.63 million
November 14, 2014	July 1, 2014 through September 30, 2014	0.37	5.79 million	500,000	6.29 million
February 14, 2015	October 1, 2014 through December 31, 2014	$0.10	$1.20 million	$500,000	$1.70 million
May 15, 2015	January 1, 2015 through March 31, 2015	0.16	2.92 million	(200,000)	2.72 million
August 14, 2015	April 1, 2015 through June 30, 2015	0.11	2.67 million	(800,000)	1.87 million
November 14, 2015	July 1, 2015 through September 30, 2015	0.10	1.70 million	0	1.70 million

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

        Agreement with VOC Brazos.    In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—RELATED PARTY TRANSACTIONS (Continued)

the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2013, 2014 and 2015, $80,340, $83,550 and $86,895, respectively, was paid to VOC Brazos as administrative fees.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2013, 2014 and 2015, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

NOTE I—OTHER EVENTS

  Subsequent event

        On January 19, 2016, the Trust announced a Trust distribution to unitholders of record on February 1, 2016 of $765,000, or $0.045 per unit, which was paid on February 12, 2016. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from October 1, 2015 through December 31, 2015.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of- the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2013, 2014 and 2015 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2013, 2014 and 2015 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity,

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2012	6,766,747	3,861,626	7,410,351
Revisions of previous estimates	360,458	276,134	406,480
Production	(615,814)	(453,683)	(691,428)

Balance at December 31, 2013	6,511,391	3,684,077	7,125,403
Revisions of previous estimates	732,766	707,378	850,662
Production	(574,267)	(420,998)	(644,433)

Balance at December 31, 2014	6,669,890	3,970,457	7,331,632
Revisions of previous estimates	(728,618)	(1,069,707)	(906,903)
Production	(492,723)	(328,828)	(547,578)

Balance at December 31, 2015	5,448,499	2,571,922	5,877,151

Proved developed reserves
December 31, 2012	6,043,374	3,399,610	6,609,976

December 31, 2013	5,648,733	3,250,716	6,190,519

December 31, 2014	5,239,868	3,209,433	5,774,774

December 31, 2015	4,288,394	1,681,990	4,568,726

Proved undeveloped reserves
December 31, 2012	723,374	462,016	800,376

December 31, 2013	862,658	433,361	934,885
Proved undeveloped reserves converted to proved developed by drilling	(161,846)	(89,015)	(176,682)
Additional proved undeveloped reserves added	530,503	192,924	562,657
Revisions of previous estimates	198,707	223,754	235,999

December 31, 2014	1,430,022	761,024	1,556,859
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	97,868	163,979	125,198
Revisions of previous estimates	(367,785)	(35,071)	(373,632)

December 31, 2015	1,160,105	889,932	1,308,425

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

  The Trust recognized net decreases in reserves for its share of VOC Brazos' total during 2015 associated with the production of properties of approximately 547,578 Boe. This decrease was compounded by a decrease in reserves of approximately 906,903 Boe as a result of negative revisions due to significant decreases in realized prices during 2015.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2013, 2014 and 2015.

	2013	2014	2015
Future cash inflows	$620,500,850	$621,580,650	$254,059,475
Future costs
Production	(206,476,266)	(209,853,969)	(133,238,131)
Development	(18,615,934)	(51,405,006)	(30,042,713)

Future net cash flows	395,408,650	360,321,675	90,778,631
Less 10% discount factor	(164,188,600)	(151,051,700)	(36,231,462)

Standardized measure of discounted future net cash flows	$231,220,050	$209,269,975	$54,547,169

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2013	2014	2015
Standardized measure at beginning of year	$246,448,000	$231,220,050	$209,269,975
Net proceeds to the Trust	(30,024,516)	(31,784,622)	(9,127,256)
Net payments received to settle hedge contracts	1,688,855	14,044	0

Net proceeds to the Trust, exclusive of net payments received to settle hedge contracts	(28,335,661)	(31,770,578)	(9,127,256)
Net changes in price and production costs	(5,763,485)	(6,428,639)	(159,284,034)
Changes in estimated future development costs	(6,219,092)	(28,319,178)	15,361,824
Development costs incurred during the year	3,370,800	4,910,400	0
Revisions of quantity estimates	13,382,262	26,294,642	(9,065,111)
Accretion of discount	24,644,800	23,122,005	20,926,998
Changes in production rates, timing and other(1)	(16,307,574)	(9,758,727)	(13,535,227)

Standardized measure at end of year	$231,220,050	$209,269,975	$54,547,169

(1)
The Trust's changes in standardized measure of discounted future net cash flows attributable to the production rates, timing and other primarily represents changes in the Trust's estimates of when proved reserve quantities will be realized. During the years ended December 31, 2013, 2014 and 2015, the Operator increased its development drilling capital plans, which had the effect of accelerating the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

        The average, first-day-of-the-month price during the 12- month period for 2013, 2014 and 2015 used in determining future net revenues related to the standardized measure calculation are as follows:

	2013	2014	2015
Oil (per Bbl)	$92.83	$90.27	$45.54
Gas (per Mcf)	$4.35	$4.91	$2.31

NOTE K—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2014:
Income from net profits interest	$9,880	$9,178	$6,898	$6,328
Distributable income	$9,690	$8,840	$6,630	$6,290
Distributions per unit	$0.5700	$0.5200	$0.3900	$0.3700
2015:
Income from net profits interest	$1,794	$2,828	$2,017	$1,988
Distributable income	$1,700	$2,720	$1,870	$1,700
Distributions per unit	$0.1000	$0.1600	$0.1100	$0.1000

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2015, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

        As of December 31, 2015, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2015, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

        We have audited the internal control over financial reporting of VOC Energy Trust (the "Trust") as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and trust corpus of the Trust as of December 31, 2015, and the related statements of distributable income and changes in trust corpus for the year then ended, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Wichita, Kansas
March 15, 2016

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2015, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2013, 2014 and 2015, the trustee received compensation from the trust in the amount of $150,000 for each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 15, 2016 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%

(1)
Based on 17,000,000 trust units outstanding as of March 15, 2016.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee of $75,000 is payable in equal quarterly installments and increases by 4% each year. For 2013, 2014 and 2015, $80,340, $83,550 and $86,895, respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2014 and 2015 and fees billed for other services rendered by Grant Thornton LLP.

	2014	2015
Audit fees	$215,000	$225,750
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$215,000	$225,750

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

March 15, 2016

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