Form 10-Q
period 2016-06-30
VOC Energy Trust
filed 2016-08-09
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016

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

As of August 8, 2016, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income from net profits interest	$1,074,894	$2,828,014	$2,070,733	$4,622,174
Cash on hand used (withheld) for Trust expenses	(108,615)	16,594	(21,957)	237,460
General and administrative expenses (1)	(116,279)	(124,608)	(433,776)	(439,634)
Distributable income	$850,000	$2,720,000	$1,615,000	$4,420,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2016 and 2015)	$0.05	$0.16	$0.095	$0.26

(1)         Includes $22,810 and $0  paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2016 and 2015, respectively, and $44,745 and $21,090 during the six months ended June 30, 2016 and 2015, respectively.  Also includes $37,600 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2016 and 2015 and $75,100 during each of the six months ended June 30, 2016 and 2015, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$273,494	$251,537
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(51,415,426)	(47,387,598)
Total assets	$89,449,674	$93,455,545

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2016 and December 31, 2015	$89,449,674	$93,455,545

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$91,393,894	$99,317,329	$93,455,545	$101,602,829
Income from net profits interest	1,074,894	2,828,014	2,070,733	4,622,174
Cash distribution	(850,000)	(2,720,000)	(1,615,000)	(4,420,000)
Trust expenses	(116,279)	(124,608)	(433,776)	(439,634)
Amortization of net profits interest	(2,052,835)	(1,968,287)	(4,027,828)	(4,032,921)
Trust corpus, end of period	$89,449,674	$97,332,448	$89,449,674	$97,332,448

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

Note 2.  Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and June 30, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2016 that would impact the financial statements of the Trust.

Note 4.  Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.  Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$1,343,617	$3,785,018	$2,588,416	$5,402,718
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	1,074,894	3,028,014	2,070,733	4,322,174
Cash reserve(2)	0	(200,000)	0	300,000
Income from net profits interest(3)	$1,074,894	$2,828,014	$2,070,733	$4,622,174

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the December through February production period for the three months ended June 30 and during the September through February production period for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.  Included in the three months and six months ended June 30, 2016 is $447,017 for a one-time event associated with the collection of suspended funds from ten wells in Texas related to a working interest owner that elected to go non-consent.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended June 30, 2016 and 2015, VOC Brazos increased its cash reserve by $0 and $200,000, respectively.  During the six months ended June 30, 2016 and 2015, VOC Brazos released and paid to the Trust $0 and $300,000, respectively, from the previously established cash reserve.  The reserve balance was $1,000,000 and $200,000 at June 30, 2016 and 2015, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2016 substantially represents production by VOC Brazos from December 2015 through February 2016 and the cash received by the Trust during the three months ended June 30, 2015 substantially represents production by VOC Brazos from December 2014 through February 2015.  The cash received by the Trust during the six months ended June 30, 2016 substantially represents production by VOC Brazos from September 2015 through February 2016 and the cash received by the Trust during the six months ended June 30, 2015 substantially represents production by VOC Brazos from September 2014 through February 2015.

For the three and six months ended June 30, 2016 and 2015, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2016 was $850,000, or $0.05 per Trust Unit, and was made on May 13, 2016 to Trust unitholders owning Trust Units as of May 2, 2016. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2016 through March 31, 2016.

The first quarterly distribution during 2015 was $1,700,000, or $0.10 per Trust Unit, and was made on February 14, 2015 to Trust unitholders owning Trust Units as of January 30, 2015. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2014 through December 31, 2014.

The second quarterly distribution during 2015 was $2,720,000, or $0.16 per Trust Unit, and was made on May 15, 2015 to Trust unitholders owning Trust Units as of April 30, 2015. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2015 through March 31, 2015.

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2016 and 2015, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Event

On July 20, 2016, the Trust announced a Trust distribution to unitholders of record on August 1, 2016 of $1,530,000, or $0.09 per Trust Unit, which is to be paid on August 12, 2016.

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

Results of Operations for the Quarters Ended June 30, 2016 and 2015

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2016 and 2015 consisting of the January distribution for each respective year:

	Three months ended June 30,
	2016	2015
Sales volumes:
Oil (Bbl)	150,815	163,674
Natural gas (Mcf)	96,212	118,396
Total (BOE)	166,850	183,407
Average sales prices:
Oil (per Bbl)	$30.46	$47.50
Natural gas (per Mcf)	$1.80	$3.28
Gross proceeds:
Oil sales	$4,594,404	$7,773,952
Natural gas sales	172,730	388,148
Total gross proceeds	4,767,134	8,162,100
Costs:
Production and development costs:
Lease operating expenses	3,070,932	3,491,402
Production and property taxes	136,081	251,817
Development expenses	216,504	633,863
Total costs	3,423,517	4,377,082

Excess of revenues over direct operating expenses and lease equipment and development costs	1,343,617	3,785,018
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	1,074,894	3,028,014
Cash reserve	0	(200,000)
Income from net profits interest	$1,074,894	$2,828,014

Included in the results of operations for the quarter ended ended June 30, 2016 is the following information representing a one-time event associated with the collection of suspended funds from ten wells in Texas related to a working interest owner that elected to go non-consent.

Sales volumes:
Oil (Bbl)	4,502
Natural gas (Mcf)	3,389
Total (BOE)	5,067
Average sales prices:
Oil (per Bbl)	$93.03
Natural gas (per Mcf)	$5.72
Gross proceeds:
Oil sales	$418,804
Natural gas sales	19,375
Total gross proceeds	438,179
Costs:
Production and development costs:
Lease operating expenses	(27,906)
Production and property taxes	19,068
Development expenses	0
Total costs reimbursed by working interest owner	(8,838)

Excess of revenues over direct operating expenses and lease equipment and development costs	$447,017

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2016 substantially represents the production by VOC Brazos from December 2015 through February 2016.  The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2015 substantially represents the production by VOC Brazos from December 2014 through February 2015.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $4,767,134 (including $438,179 as noted above for a one-time event) for the three months ended June 30, 2016, a decrease of $3,394,966 or 41.6% from $8,162,100 for the three months ended June 30, 2015.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and lower market prices for oil and natural gas during the first quarter of 2016.  During the three months ended June 30, 2016, the average price for oil decreased 35.9% to $30.46 per Bbl and the average price for natural gas decreased 45.1% to $1.80 per Mcf. Oil sales volumes were 150,815 Bbls (including 4,502 BBls as noted above for a one-time event) for the three months ended June 30, 2016, a decrease of 12,859 Bbls or 7.9% from 163,674 Bbls, while natural gas sales volumes were 96,212 Mcf (including 3,389 Mcf as noted above for a one-time event), a decrease of 22,184 Mcf or 18.7%.

Costs.   Lease operating expenses were $3,070,932 (offset by a $27,906 reimbursement as noted above for a one-time event) for the three months ended June 30, 2016, a decrease of $420,470 or 12.0% from $3,491,402 for the three months ended June 30, 2015. Production and property taxes were $136,081 (including $19,068 as noted above for a one-time event) for the three months ended June 30, 2016, a decrease of $115,736 or 46.0% from $251,817 for the same period in 2015. Such decrease is primarily due to a 84.9% decrease in property taxes and a 44.1% decrease in production taxes. Development expenses were $216,504 for the three months ended June 30, 2016, a decrease of $417,359 or 65.8% from $633,863 for the same period in 2015. Such decrease was primarily due to limited drilling activity and corresponding limited development expenses during the three months ended June 30, 2016, compared to development expenses covering certain completion costs for one horizontal well and certain drilling costs for one horizontal well that was abandoned during three months ended June 30, 2015.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $1,343,617 (including $447,017 as noted above for a one-time event) for the three months ended June 30, 2016, a decrease of $2,441,401 or 64.5% from $3,785,018 for the three months ended June 30, 2015.  The Trust’s 80% net profits interest of these totals were $1,074,894 and $3,028,014, respectively.  During the three months ended June 30, 2016 and 2015, VOC Brazos increased its cash reserve by $0 and $200,000, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $1,074,894 and $2,828,014 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $224,894 and $108,014 for the three months ended June 30, 2016 and 2015, respectively. The Trustee paid general and administrative expenses of $116,279 for the three months ended June 30, 2016, a decrease of $8,329 from $124,608 for the three months ended June 30, 2015.  These factors resulted in distributable income for the three months ended June 30, 2016 of $850,000, a decrease of $1,870,000 from $2,720,000 for the three months ended June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2016 and 2015 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2016	2015
Sales volumes:
Oil (Bbl)	295,236	333,492
Natural gas (Mcf)	192,833	253,744
Total (BOE)	327,375	375,783
Average sales prices:
Oil (per Bbl)	$35.39	$63.78
Natural gas (per Mcf)	$1.93	$3.96
Gross proceeds:
Oil sales	$10,447,726	$21,270,911
Natural gas sales	371,604	1,005,076
Total gross proceeds	10,819,330	22,275,987
Costs:
Production and development costs:
Lease operating expenses	6,148,667	7,422,549
Production and property taxes	1,149,023	2,431,015
Development expenses	933,224	7,019,705
Total costs	8,230,914	16,873,269

Excess of revenues over direct operating expenses and lease equipment and development costs	2,588,416	5,402,718
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,070,733	4,322,174
Cash reserve	0	300,000
Income from net profits interest	$2,070,733	$4,622,174

Included in the results of operations for the six months ended June 30, 2016 is the following information representing a one-time event associated with the collection of suspended funds from ten wells in Texas related to a working interest owner that elected to go non-consent..

Sales volumes:
Oil (Bbl)	4,502
Natural gas (Mcf)	3,389
Total (BOE)	5,067
Average sales prices:
Oil (per Bbl)	$93.03
Natural gas (per Mcf)	$5.72
Gross proceeds:
Oil sales	$418,804
Natural gas sales	19,375
Total gross proceeds	438,179
Costs:
Production and development costs:
Lease operating expenses	(27,906)
Production and property taxes	19,068
Development expenses	0
Total costs reimbursed by working interest owner	(8,838)

Excess of revenues over direct operating expenses and lease equipment and development costs	$447,017

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2016 substantially represents the production by VOC Brazos from September 2015 through February 2016.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2015 substantially represents the production by VOC Brazos from September 2014 through February 2015.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $10,819,330 (including $438,179 as noted above for a one-time event) for the six months ended June 30, 2016, a decrease of $11,456,657 or 51.4% from $22,275,987 for the six months ended June 30, 2015.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to lower market prices for oil and gas sales during the first six months of 2016 and a decrease in oil sales volumes and gas sales volumes during the first six months of 2016.  During the six months ended June 30, 2016, the average price for oil decreased 44.5% to $35.39 per Bbl and the average price for natural gas decreased 51.3% to $1.93 per Mcf. Oil sales volumes were 295,236 Bbls (including 4,502 BBls as noted above for a one-time event) for the six months ended June 30, 2016, a decrease of 38,256 Bbls or 11.5% from 333,492 Bbls, while natural gas sales volumes were 192,833 Mcf (including 3,389 Mcf as noted above for a one-time event), a decrease of 60,911 Mcf or 24.0% from 253,744 Mcf.

Costs.  Lease operating expenses were $6,148,667 (offset by a $27,906 reimbursement as noted above for a one-time event) for the six months ended June 30, 2016, a decrease of $1,273,882 or 17.2% from $7,422,549 for the six months ended June 30, 2015. The decrease was primarily due to decreases in the costs of oilfield goods and services. Production and property taxes were $1,149,023 (including $19,068 as noted above for a one-time event) for the six months ended June 30, 2016, a decrease of $1,281,992 or 52.7% from $2,431,015 for the same period in 2015. Such decrease is primarily due to a 57.3% decrease in production taxes due to lower prices for oil and gas as well as a 51.0% decrease in property taxes. Development expenses were $933,224 for the six months ended June 30, 2016, a decrease of $6,086,481 or 86.7% from $7,019,705 for the same period in 2015. The decrease was primarily due to limited drilling activity and corresponding limited development expenses during the six months ended June 30, 2016, compared to development expenses covering certain completion costs for one horizontal well and certain drilling costs for one horizontal well in the lower EagleBine interval that was abandoned during the six months ended June 30, 2015.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $2,588,416 (including $447,017 as noted above for a one-time event) for the six months ended June 30, 2016, a decrease of $2,814,302 or 52.1% from $5,402,718 for the six months ended June 30, 2015.  The Trust’s 80% net profits interest of these totals were $2,070,733 and $4,322,174, respectively. During the six months ended June 30, 2016 and 2015, VOC Brazos released and paid to the trust $0 and $300,000, respectively, from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,070,733 and $4,622,174 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $455,733 and $202,174 for the six months ended June 30, 2016 and 2015, respectively. The Trustee paid general and administrative expenses of $433,776 for the six months ended June 30, 2016, a decrease of $5,858 from $439,634 for the six months ended June 30, 2015.  These factors resulted in distributable income for the six months ended June 30, 2016 of $1,615,000, a decrease of $2,805,000 from $4,420,000 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2016, $273,494 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2016 and 2015, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $500,000  in January 2015,  withheld $200,000 in April 2015 and withheld $800,000 in July 2015 in accordance with this cash reserve. No amounts were released or withheld in 2016 as of June 30, 2016.  The cash reserve balance was $1,000,000 and $200,000 at June 30, 2016 and 2015, respectively.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2016, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: August 9, 2016

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