Form 10-Q
period 2016-09-30
VOC Energy Trust
filed 2016-11-09
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016

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

As of November 8, 2016, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income from net profits interest	$1,696,473	$2,017,494	$3,767,206	$6,639,668
Cash on hand used (withheld) for Trust expenses	4,878	28,039	(17,079)	265,499
General and administrative expenses (1)	(171,351)	(175,533)	(605,127)	(615,167)
Distributable income	$1,530,000	$1,870,000	$3,145,000	$6,290,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2016 and 2015)	$0.09	$0.11	$0.185	$0.37

(1)         Includes $0 and $43,870  paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2016 and 2015, respectively, and $44,745 and $64,960 during the nine months ended September 30, 2016 and 2015, respectively.  Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2016 and 2015 and $112,600 during each of the nine months ended September 30, 2016 and 2015.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$268,616	$251,537
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(53,358,040)	(47,387,598)
Total assets	$87,502,182	$93,455,545

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2016 and December 31, 2015	$87,502,182	$93,455,545

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$89,449,674	$97,332,448	$93,455,545	$101,602,829
Income from net profits interest	1,696,473	2,017,494	3,767,206	6,639,668
Cash distribution	(1,530,000)	(1,870,000)	(3,145,000)	(6,290,000)
Trust expenses	(171,351)	(175,533)	(605,127)	(615,167)
Amortization of net profits interest	(1,942,614)	(1,897,433)	(5,970,442)	(5,930,354)
Trust corpus, end of period	$87,502,182	$95,406,976	$87,502,182	$95,406,976

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

Note 2.  Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and September 30, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2016 that would impact the financial statements of the Trust.

Note 4.  Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.  Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$2,120,591	$3,521,868	$4,709,007	$8,924,586
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	1,696,473	2,817,494	3,767,206	7,139,668
Cash reserve(2)	0	(800,000)	0	(500,000)
Income from net profits interest(3)	$1,696,473	$2,017,494	$3,767,206	$6,639,668

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the March through May production period for the three months ended September 30 and during the September through May production period for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.  Included in the nine months ended September 30, 2016 is $447,017 for a one-time event associated with the collection of suspended funds from ten wells in Texas related to a working interest owner that elected to go non-consent.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended September 30, 2016 and 2015, VOC Brazos increased its cash reserve by $0 and $800,000, respectively.  During the nine months ended September 30, 2016 and 2015, VOC Brazos increased its cash reserve by $0 and $500,000, respectively.  The reserve balance was $1,000,000 at September 30, 2016 and 2015.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2016 substantially represents production by VOC Brazos from March 2016 through May 2016 and the cash received by the Trust during the three months ended September 30, 2015 substantially represents production by VOC Brazos from March 2015 through May 2015.  The cash received by the Trust during the nine months ended September 30, 2016 substantially represents production by VOC Brazos from September 2015 through May 2016 and the cash received by the Trust during the nine months ended September 30, 2015 substantially represents production by VOC Brazos from September 2014 through May 2015.

For the three and nine months ended September 30, 2016 and 2015, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The third quarterly distribution during 2016 was $1,530,000, or $0.09 per Trust Unit, and was made on August 12, 2016 to Trust unitholders owning Trust Units as of August 1, 2016. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2016 through June 30, 2016.

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

The third quarterly distribution during 2015 was $1,870,000, or $0.11 per Trust Unit, and was made on August 14, 2015 to Trust unitholders owning Trust Units as of July 30, 2015. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2015 through June 30, 2015.

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2016 and 2015, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Event

On October 20, 2016, the Trust announced a Trust distribution to unitholders of record on October 31, 2016 of $1,700,000, or $0.10 per Trust Unit, which is to be paid on November 14, 2016.

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

Results of Operations for the Quarters Ended September 30, 2016 and 2015

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2016 and 2015 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2016	2015
Sales volumes:
Oil (Bbl)	144,061	159,730
Natural gas (Mcf)	82,996	102,422
Total (BOE)	157,894	176,800
Average sales prices:
Oil (per Bbl)	$37.43	$48.32
Natural gas (per Mcf)	$1.45	$2.29
Gross proceeds:
Oil sales	$5,392,042	$7,717,484
Natural gas sales	120,290	234,066
Sale of leases	0	229,344
Total gross proceeds	5,512,332	8,180,894
Costs:
Production and development costs:
Lease operating expenses	2,517,621	3,073,104
Production and property taxes	730,294	1,506,393
Development expenses	143,826	79,529
Total costs	3,391,741	4,659,026

Excess of revenues over direct operating expenses and lease equipment and development costs	2,120,591	3,521,868
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	1,696,473	2,817,494
Cash reserve	0	(800,000)
Income from net profits interest	$1,696,473	$2,017,494

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2016 substantially represents the production by VOC Brazos from March 2016 through May 2016.  The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2015 substantially represents the production by VOC Brazos from March 2015 through May 2015.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $5,512,332 for the three months ended September 30, 2016, a decrease of $2,439,218 or 30.7% from $7,951,550 for the three months ended September 30, 2015.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and lower market prices for oil and natural gas during the third quarter of 2016.  During the three months ended September 30, 2016, the average price for oil decreased 22.5% to $37.43 per Bbl and the average price for natural gas decreased 36.7% to $1.45 per Mcf. Oil sales volumes were 144,061 Bbls for the three months ended September 30, 2016, a decrease of 15,669 Bbls or 9.8% from 159,730 Bbls, while natural gas sales volumes were 82,996 Mcf , a decrease of 19,426 Mcf or 19.0%.

Costs.   Lease operating expenses were $2,517,621 for the three months ended September 30, 2016, a decrease of $555,483 or 18.1% from $3,073,104 for the three months ended September 30, 2015. Production and property taxes were $730,294 for the three months ended September 30, 2016, a decrease of $776,099 or 51.5% from $1,506,393 for the same period in 2015. Such decrease is primarily due to a 54.5% decrease in property taxes and a 34.3% decrease in production taxes. Development expenses were $143,826 for the three months ended September 30, 2016, an increase of $64,297 or 80.8% from $79,529 for the same period in 2015. Such increase was primarily due to an increase in workover activity during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $2,120,591 for the three months ended September 30, 2016, a decrease of $1,401,277 or 39.8% from $3,521,868 for the three months ended September 30, 2015.  The Trust’s 80% net profits interest of these totals were $1,696,473 and $2,817,494, respectively.  During the three months ended September 30, 2016 and 2015, VOC Brazos increased its cash reserve by $0 and $800,000, respectively, for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $1,696,473 and $2,017,494 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $166,473 and $147,494 for the three months ended September 30, 2016 and 2015, respectively. The Trustee paid general and administrative expenses of $171,351 for the three months ended September 30, 2016, a decrease of $4,182 from $175,533 for the three months ended September 30, 2015.  These factors resulted in distributable income for the three months ended September 30, 2016 of $1,530,000, a decrease of $340,000 from $1,870,000 for the three months ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2016 and 2015 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2016	2015
Sales volumes:
Oil (Bbl)	439,297	493,222
Natural gas (Mcf)	275,829	356,166
Total (BOE)	485,269	552,583
Average sales prices:
Oil (per Bbl)	$36.06	$58.77
Natural gas (per Mcf)	$1.78	$3.48
Gross proceeds:
Oil sales	$15,839,768	$28,988,395
Natural gas sales	491,894	1,239,142
Sale of leases	0	229,344
Total gross proceeds	16,331,662	30,456,881
Costs:
Production and development costs:
Lease operating expenses	8,666,288	10,495,653
Production and property taxes	1,879,317	3,937,408
Development expenses	1,077,050	7,099,234
Total costs	11,622,655	21,532,295

Excess of revenues over direct operating expenses and lease equipment and development costs	4,709,007	8,924,586
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,767,206	7,139,668
Cash reserve	0	(500,000)
Income from net profits interest	$3,767,206	$6,639,668

Included in the results of operations for the nine months ended September 30, 2016 is the following information representing a one-time event associated with the collection of suspended funds from ten wells in Texas related to a working interest owner that elected to go non-consent.

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

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2016 substantially represents the production by VOC Brazos from September 2015 through May 2016.  The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2015 substantially represents the production by VOC Brazos from September 2014 through May 2015.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $16,331,662 (including $438,179 as noted above for a one-time event) for the nine months ended September 30, 2016, a decrease of $13,895,875 or 46.0% from $30,227,537 for the nine months ended September 30, 2015.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to lower market prices for oil and gas sales and a decrease in oil sales volumes and gas sales volumes during the first nine months of 2016.  During the nine months ended September 30, 2016, the average price for oil decreased 38.6% to $36.06 per Bbl and the average price for natural gas decreased 48.9% to $1.78 per Mcf. Oil sales volumes were 439,297 Bbls (including 4,502 BBls as noted above for a one-time event) for the nine months ended September 30, 2016, a decrease of 53,925 Bbls or 10.9% from 493,222 Bbls, while natural gas sales volumes were 275,829 Mcf (including 3,389 Mcf as noted above for a one-time event), a decrease of 80,327 Mcf or 22.6% from 356,166 Mcf.

Costs.  Lease operating expenses were $8,666,288 (offset by a $27,906 reimbursement as noted above for a one-time event) for the nine months ended September 30, 2016, a decrease of $1,829,365 or 17.4% from $10,495,653 for the nine months ended September 30, 2015. The decrease was primarily due to decreases in the costs of oilfield goods and services. Production and property taxes were $1,879,317 (including $19,068 as noted above for a one-time event) for the nine months ended September 30, 2016, a decrease of $2,058,091 or 52.3% from $3,937,408 for the same period in 2015. Such decrease is primarily due to a 51.5% decrease in production taxes due to lower prices for oil and gas as well as a 52.5% decrease in property taxes. Development expenses were $1,077,050 for the nine months ended September 30, 2016, a decrease of $6,022,184 or 84.8% from $7,099,234 for the same period in 2015. The decrease was primarily due to reduced drilling and completion activity during the nine months ended September 30, 2016, compared to development expenses covering certain completion costs for one horizontal well and certain drilling costs for one horizontal well in the lower EagleBine interval that was abandoned during the nine months ended September 30, 2015.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,709,007 (including $447,017 as noted above for a one-time event) for the nine months ended September 30, 2016, a decrease of $4,215,579 or 47.2% from $8,924,586 for the nine months ended September 30, 2015.  The Trust’s 80% net profits interest of these totals were $3,767,206 and $7,139,668, respectively. During the nine months ended September 30, 2016 and 2015, VOC Brazos increased its cash reserve by

$0 and $500,000, respectively, which resulted in income from the net profits interest of $3,767,206 and $6,639,668 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $622,206 and $349,668 for the nine months ended September 30, 2016 and 2015, respectively. The Trustee paid general and administrative expenses of $605,127 for the nine months ended September 30, 2016, a decrease of $10,040 from $615,167 for the nine months ended September 30, 2015.  These factors resulted in distributable income for the nine months ended September 30, 2016 of $3,145,000, a decrease of $3,145,000 from $6,290,000 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2016, $268,616 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and nine months ended September 30, 2016 and 2015, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. VOC Brazos released $500,000 in January 2015, withheld $200,000 in April 2015 and withheld $800,000 in July 2015 in accordance with this cash reserve. No amounts were released or withheld in 2016 as of September 30, 2016.  The cash reserve balance was $1,000,000 at September 30, 2016 and 2015.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2016, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 9, 2016

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