Form 10-Q
period 2017-03-31
VOC Energy Trust
filed 2017-05-11
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2017, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2017	2016
Income from net profits interest	$1,520,044	$995,839
Cash on hand used for Trust expenses	23,166	86,658
General and administrative expenses (1)	(183,210)	(317,497)
Distributable income	$1,360,000	$765,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at March 31, 2017 and 2016)	$0.080	$0.045

(1)         Includes $22,810 and $21,935 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended March 31, 2017 and 2016, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2017 and 2016.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$215,474	$238,640
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(57,281,854)	(55,363,715)
Total assets	$83,525,226	$85,466,531

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at March 31, 2017 and December 31, 2016	$83,525,226	$85,466,531

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2017	2016
Trust corpus, beginning of period	$85,466,531	$93,455,545
Income from net profits interest	1,520,044	995,839
Cash distribution	(1,360,000)	(765,000)
Trust expenses	(183,210)	(317,497)
Amortization of net profits interest	(1,918,139)	(1,974,993)
Trust corpus, end of period	$83,525,226	$91,393,894

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

VOC Brazos is a privately held limited partnership engaged in the production and development of oil and natural gas from properties located in Texas. VOC Kansas Energy Partners, L.L.C., a Kansas limited liability company (“VOC Kansas”), is a privately held limited liability company engaged in the production and development of oil and natural gas from properties primarily located in Kansas along with a limited number of Texas properties. In connection with the closing of the initial public offering of units of beneficial interest in the Trust (“Trust Units”) in May 2011, VOC Brazos acquired all of the membership interests in VOC Kansas in exchange for newly issued limited partner interests in VOC Brazos pursuant to a Contribution and Exchange Agreement, dated August 30, 2010, as amended, by and between VOC Brazos and VOC Kansas.  This resulted in VOC Kansas becoming a wholly-owned subsidiary of VOC Brazos.

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

Note 2.   Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and March 31, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 3.   Trust Accounting Policies

The Trust uses the modified cash basis of accounting to report receipts of the term net profits interest and payments of expenses incurred. The term net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the underlying properties, times 80%. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest.  Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to VOC Brazos and out-of-pocket expenses, are recognized when paid. Under U.S. GAAP, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2017 that would impact the financial statements of the Trust.

Note 4.   Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.   Income from Net Profits Interest

	Three months ended March 31,
	2017	2016
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$1,900,055	$1,244,799
Times 80% net profits interest to Trust	80%	80%
Income from net profits interest before reserve adjustments	1,520,044	995,839
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0
Income from net profits interest(3)	$1,520,044	$995,839

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended March 31, 2017 and 2016, VOC Brazos did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at March 31, 2017 and 2016, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended March 31, 2017 substantially represents production by VOC Brazos from September 2016 through November 2016.  The cash received by the Trust during the three months ended March 31, 2016 substantially represents production by VOC Brazos from September 2015 through November 2015.

For the three months ended March 31, 2017 and 2016, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2017 was $1,360,000, or $0.08 per Trust Unit, and was made on February 14, 2017 to Trust unitholders owning Trust Units as of January 30, 2017. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2016 through December 31, 2016.

The first quarterly distribution during 2016 was $765,000, or $0.045 per Trust Unit, and was made on February 12, 2016 to Trust unitholders owning Trust Units as of February 1, 2016. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2015 through December 31, 2015.

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2017 and 2016, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Events

On April 20, 2017, the Trust announced a Trust distribution of net profits for the first quarterly payment period ended March 31, 2017. Unitholders of record on May 1, 2017 will receive a distribution amounting to $3,570,000, or $0.21 per Trust Unit, which will be paid on May 12, 2017.  The distribution will include proceeds of $1,209,412 (or approximately $0.9 million after giving effect to the 80% net proceeds to the Trust calculation), which VOC Brazos received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds.

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

Results of Operations for the Quarters Ended March 31, 2017 and 2016

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2017 and 2016 consisting of the January distribution for each respective year:

	Three months ended March 31,
	2017	2016
Sales volumes:
Oil (Bbl)	135,640	144,421
Natural gas (Mcf)	87,594	96,621
Total (BOE)	150,239	160,525
Average sales prices:
Oil (per Bbl)	$43.01	$40.53
Natural gas (per Mcf)	$2.57	$2.06
Gross proceeds:
Oil sales	$5,833,941	$5,853,322
Natural gas sales	224,888	198,874
Total gross proceeds	6,058,829	6,052,196
Costs:
Production and development costs:
Lease operating expenses	2,994,238	3,077,735
Production and property taxes	691,321	1,012,942
Development expenses	473,215	716,720
Total costs	4,158,774	4,807,397

Excess of revenues over direct operating expenses and lease equipment and development costs	1,900,055	1,244,799
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	1,520,044	995,839
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$1,520,044	$995,839

The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2017 substantially represents the production by VOC Brazos from September 2016 through November 2016.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $6,058,829 for the three months ended March 31, 2017, an increase of $6,633 or 0.1% from $6,052,196 for the three months ended March 31, 2016.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in market prices for oil and natural gas during the first quarter of 2017.  These increases were partially offset by decreases in oil and natural gas sales volumes during the first quarter of 2017.  During the three months ended March 31, 2017, the average price for oil increased 6.1% to $43.01 per Bbl and the average price for natural gas increased 24.8% to $2.57 per Mcf. Oil sales volumes were 135,640 Bbls for the three months ended March 31, 2017, a decrease of 8,781 Bbls or 6.1% from 144,421 Bbls, while natural gas sales volumes were 87,594 Mcf, a decrease of 9,027 Mcf or 9.3%.

Costs.   Lease operating expenses were $2,994,238 for the three months ended March 31, 2017, a decrease of $83,497 or 2.7% from $3,077,735 for the three months ended March 31, 2016. Production and property taxes were $691,321 for the three months ended March 31, 2017, a decrease of $321,621 or 31.8% from $1,012,942 for the same period in 2016. Such decrease is primarily due to a 38.2% decrease in property taxes partially offset by a 4.9% increase in production taxes. Development expenses were $473,215 for the three months ended March 31, 2017, a decrease of $243,505 or 34.0% from $716,720 for the same period in 2016. Such decrease was primarily due to reduced drilling activity and corresponding limited development expenses during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $1,900,055 for the three months ended March 31, 2017, an increase of $655,256 or 52.6% from $1,244,799 for the three months ended March 31, 2016.  The Trust’s 80% net profits interest of these totals were $1,520,044 and $995,839, respectively. During the three months ended March 31, 2017 and 2016, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of

$1,520,044 and $995,839 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $160,044 and $230,839 for the three months ended March 31, 2017 and 2016, respectively. The Trustee paid general and administrative expenses of $183,210 for the three months ended March 31, 2017, a decrease of $134,287 from $317,497 for the three months ended March 31, 2016.  These factors resulted in distributable income for the three months ended March 31, 2017 of $1,360,000, a decrease of $595,000 from $765,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of March 31, 2017, $215,474 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three months ended March 31, 2017 and 2016, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at March 31, 2017 and 2016, respectively.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2017, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: May 11, 2017

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