Form 10-Q
period 2017-06-30
VOC Energy Trust
filed 2017-08-10
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017

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

As of August 9, 2017, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income from net profits interest	$3,810,082	$1,074,894	$5,330,126	$2,070,733
Cash on hand withheld for Trust expenses	(116,285)	(108,615)	(93,119)	(21,957)
General and administrative expenses (1)	(123,797)	(116,279)	(307,007)	(433,776)
Distributable income	$3,570,00	$850,000	$4,930,000	$1,615,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2017 and 2016)	$0.210	$0.050	$0.290	$0.095

(1)         Includes $23,725 and $22,810 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2017 and 2016, respectively, and $46,535 and $44,745 during the six months ended June 30, 2017 and 2016, respectively.  Also includes $37,500 and $37,600 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2017 and 2016 and $75,000  and $75,100 during each of the six months ended June 30, 2017 and 2016, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$331,759	$238,640
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(59,240,883)	(55,363,715)
Total assets	$81,682,482	$85,466,531

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2017 and December 31, 2016	$81,682,482	$85,466,531

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Trust corpus, beginning of period	$83,525,226	$91,393,894	$85,466,531	$93,455,545
Income from net profits interest	3,810,082	1,074,894	5,330,126	2,070,733
Cash distribution	(3,570,000)	(850,000)	(4,930,000)	(1,615,000)
Trust expenses	(123,797)	(116,279)	(307,007)	(433,776)
Amortization of net profits interest	(1,959,029)	(2,052,835)	(3,877,168)	(4,027,828)
Trust corpus, end of period	$81,682,482	$89,449,674	$81,682,482	$89,449,674

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

Note 2.         Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and June 30, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2017 that would impact the financial statements of the Trust.

Note 4.         Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.         Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,762,602	$1,343,617	$6,662,657	$2,588,416
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,810,082	1,074,894	5,330,126	2,070,733
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0	0	0
Income from net profits interest(3)	$3,810,082	$1,074,894	$5,330,126	$2,070,733

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the December through February production periods for the three months ended June 30 and during each of the September through February production periods for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

Included in the three months and six months ended June 30, 2017 is the collection of proceeds of $1,209,412 , which VOC Brazos Partners, L.P. (“VOC Brazos”) received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In addition, it includes $205,370 for the excess of revenues over direct operating expenses and lease equipment and development costs from said well from January 2015 through March 31, 2017. The extended period of time is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well to the Trust until the quarter ended June 30, 2017.

Included in the three months and six months ended June 30, 2016 is $447,017 for a one-time event associated with the collection of suspended funds from ten wells in Texas related to a working interest owner that elected to go non-consent.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended June 30, 2017 and 2016, and the six months ended June 30, 2017 and 2016, VOC Brazos did not withhold or release any dollar amounts due to the Trust.  The reserve balance was $1,000,000 at June 30, 2017 and 2016, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2017 substantially represents production by VOC Brazos from December 2016 through February 2017 and the cash received by the Trust during the three months ended June 30, 2016 substantially represents production by VOC Brazos from December 2015 through February 2016.  The cash received by the Trust during the six months ended June 30, 2017 substantially represents production by VOC Brazos from September 2016 through February 2017 and the cash received by the Trust during the six months ended June 30, 2016 substantially represents production by VOC Brazos from September 2015 through February 2016.

For the three and six months ended June 30, 2017 and 2016, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2017 was $3,570,000, or $0.21 per Trust Unit, and was made on May 12, 2017 to Trust unitholders owning Trust Units as of May 1, 2017. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2017 through March 31, 2017.  In addition, the distribution included proceeds of $1,209,412 (or approximately $0.9 million after giving effect to the 80% net proceeds to the Trust calculation), which VOC Brazos received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds.

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

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2017 and 2016, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Events

On July 20, 2017, the Trust announced a Trust distribution of net profits for the second quarterly payment period ended June 30, 2017. Unitholders of record on July 31, 2017 will receive a distribution amounting to $1,870,000, or $0.11 per Trust Unit, which will be paid on August 14, 2017.

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

Results of Operations for the Quarters Ended June 30, 2017 and 2016

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2017 and 2016 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2017	2016
Sales volumes:
Oil (Bbl)	138,781	150,815
Natural gas (Mcf)	87,968	96,212
Total (BOE)	153,442	166,850
Average sales prices:
Oil (per Bbl)	$48.75	$30.46
Natural gas (per Mcf)	$2.89	$1.80
Gross proceeds:
Oil sales	$6,765,748	$4,594,404
Natural gas sales	254,299	172,730
Total oil and natural gas sales	7,020,047	4,767,134
Lawsuit settlement	1,209,412	0
Total gross proceeds	8,229,459	4,767,134
Costs:
Production and development costs:
Lease operating expenses	2,928,656	3,070,932
Production and property taxes	172,166	136,081
Development expenses	366,035	216,504
Total costs	3,466,857	3,423,517

Excess of revenues over direct operating expenses and lease equipment and development costs	4,762,602	1,343,617
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,810,082	1,074,894
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$3,810,082	$1,074,894

Included in the results of operations for the quarter ended ended June 30, 2017 is the following information representing a one-time event associated with the collection of proceeds of $1,209,412 , which VOC Brazos Partners, L.P. (“VOC Brazos”) received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds. The following table includes the well’s volumes, average sales prices and net profits for the period from January 2015 through the quarter ended March 31, 2017. The extended period of time reflected in the table below is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well until the quarter ended March 31, 2017.

Sales volumes:
Oil (Bbl)	5,864
Natural gas (Mcf)	6,420
Total (BOE)	6,934
Average sales prices:
Oil (per Bbl)	$43.75
Natural gas (per Mcf)	$1.43
Gross proceeds:
Oil sales	$256,555
Natural gas sales	9,168
Total gross proceeds	265,723
Costs:
Production and development costs:
Lease operating expenses	43,369
Production and property taxes	16,984
Development expenses	0
Total costs	60,353

Excess of revenues over direct operating expenses and lease equipment and development costs	$205,370

Included in the results of operations for the quarter ended ended June 30, 2016 is the following information representing a one-time event associated with the collection of suspended funds from ten wells in Texas related to a working interest owner that elected to go non-consent.

Sales volumes:
Oil (Bbl)	4,502
Natural gas (Mcf)	3,389
Total (BOE)	5,067
Average sales prices:
Oil (per Bbl)	$93.03
Natural gas (per Mcf)	$5.72
Gross proceeds:
Oil sales	$418,804
Natural gas sales	19,375
Total gross proceeds	438,179
Costs:
Production and development costs:
Lease operating expenses	(27,906)
Production and property taxes	19,068
Development expenses	0
Total costs	(8,838)

Excess of revenues over direct operating expenses and lease equipment and development costs	$447,017

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2017 substantially represents the production by VOC Brazos from December 2016 through February 2017.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $7,020,047 for the three months ended June 30, 2017, an increase of $2,252,913 or 47.3% from $4,767,134 for the three months ended June 30, 2016.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in market prices for oil and natural gas during the second quarter of 2017.  These increases were partially offset by decreases in oil and natural gas sales volumes during the second quarter of 2017.  During the three months ended June 30, 2017, the average price for oil increased 60.0% to $48.75 per Bbl and the average price for natural gas increased 60.6% to $2.89 per Mcf. Oil sales volumes were 138,781 Bbls for the three months ended June 30, 2017, a decrease of 12,034 Bbls or 8.0% from 150,815 Bbls, while natural gas sales volumes were 87,968 Mcf, a decrease of 8,244 Mcf or 8.6% from 96,212 Mcf.

Costs.   Lease operating expenses were $2,928,656 for the three months ended June 30, 2017, a decrease of $142,276 or 4.6% from $3,070,932 for the three months ended June 30, 2016. Production and property taxes were $172,166 for the three months ended June 30, 2017, an increase of $36,085 or 26.5% from $136,081 for the same period in 2016. Such increase is primarily due to a $32,598 or 24.3% increase in production taxes as a result of increase oil and natural gas sales. Development expenses were $366,035 for the three months ended June 30, 2017, an increase of $149,531 or 69.1% from $216,504 for the same period in 2016. Such increase was primarily due to increased drilling activity and corresponding development expenses during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,762,602 for the three months ended June 30, 2017, an increase of $3,418,985 or 254.5% from $1,343,617 for the three months ended June 30, 2016.  The Trust’s 80% net profits interest of these totals were $3,810,082 and $1,074,894, respectively. During the three months ended June 30, 2017 and 2016, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $3,810,082 and $1,074,894 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $240,082 and $224,894 for the three months ended June 30, 2017 and 2016, respectively. The Trustee paid general and administrative expenses of $123,797 for the three months ended June 30, 2017, an increase of $7,518 from $116,279 for the three months ended June 30, 2016.  These factors resulted in distributable income for the three months ended June 30, 2017 of $3,570,000, an increase of $2,720,000 from $850,000 for the three months ended June 30, 2016.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2017 and 2016 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2017	2016
Sales volumes:
Oil (Bbl)	274,421	295,236
Natural gas (Mcf)	175,562	192,833
Total (BOE)	303,681	327,375
Average sales prices:
Oil (per Bbl)	$45.91	$35.39
Natural gas (per Mcf)	$2.73	$1.93
Gross proceeds:
Oil sales	$12,599,689	$10,477,726
Natural gas sales	479,187	371,604
Total oil and natural gas sales	13,078,876	10,819,330
Lawsuit settlement	1,209,412	0
Total gross proceeds	14,288,288	10,819,330
Costs:
Production and development costs:
Lease operating expenses	5,922,894	6,148,667
Production and property taxes	863,487	1,149,023
Development expenses	839,250	933,224
Total costs	7,625,631	8,230,914

Excess of revenues over direct operating expenses and lease equipment and development costs	6,662,657	2,588,416
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	5,330,126	2,070,733
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$5,330,126	$2,070,733

Included in the results of operations for the quarter ended ended June 30, 2017 is the following information representing a one-time event associated with the collection of proceeds of $1,209,412 , which VOC Brazos Partners, L.P. (“VOC Brazos”) received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds. The following table includes the well’s volumes, average sales prices and net profits for the period from January 2015 through the quarter ended March 31, 2017. The extended period of time reflected in the table below is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well until the quarter ended March 31, 2017.

Sales volumes:
Oil (Bbl)	5,864
Natural gas (Mcf)	6,420
Total (BOE)	6,934
Average sales prices:
Oil (per Bbl)	$43.75
Natural gas (per Mcf)	$1.43
Gross proceeds:
Oil sales	$256,555
Natural gas sales	9,168
Total gross proceeds	265,723
Costs:
Production and development costs:
Lease operating expenses	43,369
Production and property taxes	16,984
Development expenses	0
Total costs	60,353

Excess of revenues over direct operating expenses and lease equipment and development costs	$205,370

Included in the results of operations for the six months ended June 30, 2016 is the following information representing a one-time event associated with the collection of suspended funds from ten wells in Texas related to a working interest owner that elected to go non-consent.

Sales volumes:
Oil (Bbl)	4,502
Natural gas (Mcf)	3,389
Total (BOE)	5,067
Average sales prices:
Oil (per Bbl)	$93.03
Natural gas (per Mcf)	$5.72
Gross proceeds:
Oil sales	$418,804
Natural gas sales	19,375
Total gross proceeds	438,179
Costs:
Production and development costs:
Lease operating expenses	(27,906)
Production and property taxes	19,068
Development expenses	0
Total costs	(8,838)

Excess of revenues over direct operating expenses and lease equipment and development costs	$447,017

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2017 substantially represents the production by VOC Brazos from September 2016 through February 2017.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2015 substantially represents the production by VOC Brazos from September 2015 through February 2016.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $13,078,876 for the six months ended June 30, 2017, an increase of $2,259,546 or 20.9% from $10,819,330 for the six months ended June 30, 2016.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to to increases in market prices for oil and natural gas during the first six months of 2017.  These increases were partially offset by decreases in oil and natural gas sales volumes during the first six months of 2017.  During the six months ended June 30, 2017, the average price for oil increased 29.7% to $45.91 per Bbl and the average price for natural gas increased 41.5% to $2.73 per Mcf. Oil sales volumes were 274,421 Bbls for the six months ended June 30, 2017, a decrease of 20,815 Bbls or 7.1% from 295,236 Bbls for the six months ended June 30, 2016, while natural gas sales volumes were 175,562 Mcf, a decrease of 17,271 Mcf or 9.0% from 192,833 Mcf.

Costs.  Lease operating expenses were $5,922,894 for the six months ended June 30, 2017, a decrease of $225,773 or 3.7% from $6,148,667 for the six months ended June 30, 2016. The decrease was primarily due to decreases in the costs of oilfield goods and services. Production and property taxes were $863,487 for the six months ended June 30, 2017, a decrease of $285,536 or 24.9% from $1,149,023 for the six months ended June 30, 2016. Such decrease is primarily due to a decrease of $325,560 or 37.7% in property taxes offset by an increase of $40,024 or 14.1% in production taxes due to higher prices for oil and gas. Development expenses were $839,250 for the six months ended June 30, 2017, a decrease of $93,974 or 10.1% from $933,224 for the same period in 2016. The decrease was primarily due to limited drilling activity and corresponding limited development expenses during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $6,662,657 for the six months ended June 30, 2017, an increase of $4,074,241  or 157.4% from $2,588,416 for the six months ended June 30, 2016.  The Trust’s 80% net profits interest of these totals were $5,330,126 and $2,070,733, respectively. During the six months ended June 30, 2017 and 2016, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $5,330,126 and $2,070,733 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $400,126 and $455,733 for the six months ended June 30, 2017 and 2016, respectively. The Trustee paid general and administrative expenses of $307,007 for the six months ended June 30, 2017, a decrease of $126,769 from $433,776 for the six months ended June 30, 2016.  These factors resulted in distributable income for the six months ended June 30, 2017 of $4,930,000, a decrease of $3,315,000 from $1,615,000 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2017, $331,759 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2017 and 2016, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at June 30, 2017 and 2016, respectively.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2017, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: August 10, 2017

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