Form 10-Q
period 2017-09-30
VOC Energy Trust
filed 2017-11-09
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017

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

As of November 9, 2017, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income from net profits interest	$2,140,348	$1,696,473	$7,470,474	$3,767,206
Cash on hand used (withheld) for Trust expenses	(55,015)	4,878	(148,134)	(17,079)
General and administrative expenses (1)	(215,333)	(171,351)	(522,340)	(605,127)
Distributable income	$1,870,000	$1,530,000	$6,800,000	$3,145,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2017 and 2016)	$0.110	$0.090	$0.400	$0.185

(1)         Includes $0 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during each of the three months ended September 30, 2017 and 2016, and $46,535 and $44,745 during the nine months ended September 30, 2017 and 2016, respectively.  Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2017 and 2016 and $112,500 and $112,600 during each of the nine months ended September 30, 2017 and 2016, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$386,774	$238,640
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(61,176,786)	(55,363,715)
Total assets	$79,801,594	$85,466,531

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2017 and December 31, 2016	$79,801,594	$85,466,531

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Trust corpus, beginning of period	$81,682,482	$89,449,674	$85,466,531	$93,455,545
Income from net profits interest	2,140,348	1,696,473	7,470,474	3,767,206
Cash distribution	(1,870,000)	(1,530,000)	(6,800,000)	(3,145,000)
Trust expenses	(215,333)	(171,351)	(522,340)	(605,127)
Amortization of net profits interest	(1,935,903)	(1,942,614)	(5,813,071)	(5,970,442)
Trust corpus, end of period	$79,801,594	$87,502,182	$79,801,594	$87,502,182

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

Note 2.   Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and September 30, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2017 that would impact the financial statements of the Trust.

Note 4.   Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.   Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$2,675,434	$2,120,591	$9,338,091	$4,709,007
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	2,140,348	1,696,473	7,470,474	3,767,206
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0	0	0
Income from net profits interest(3)	$2,140,348	$1,696,473	$7,470,474	$3,767,206

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the March through May production periods for the three months ended September 30 and during each of the September through May production periods for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

Included in the nine months ended September 30, 2017 is the collection of proceeds of $1,209,412 , which VOC Brazos Partners, L.P. (“VOC Brazos”) received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In addition, it includes $205,370 for the excess of revenues over direct operating expenses and lease equipment and development costs from said well from January 2015 through March 31, 2017. The extended period of time is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well to the Trust until the quarter ended June 30, 2017.

Included in the nine months ended September 30, 2016 is $447,017 for a one-time event associated with the collection of suspended funds from ten wells in Texas related to a working interest owner that elected to go non-consent.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended September 30, 2017 and 2016, and the nine months ended September 30, 2017 and 2016, VOC Brazos did not withhold or release any dollar amounts due to the Trust.  The reserve balance was $1,000,000 at September 30, 2017 and 2016, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2017 substantially represents production by VOC Brazos from March 2017 through May 2017 and the cash received by the Trust during the three months ended September 30, 2016 substantially represents production by VOC Brazos from March 2016 through May 2016.  The cash received by the Trust during the nine months ended September 30, 2017 substantially represents production by VOC Brazos from September 2016 through May 2017 and the cash received by the Trust during the nine months ended September 30, 2016 substantially represents production by VOC Brazos from September 2015 through May 2016.

For the three and nine months ended September 30, 2017 and 2016, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to nine months, using market sensitive pricing.

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

The third quarterly distribution during 2017 was $1,870,000, or $0.11 per Trust Unit, and was made on August 14, 2017 to Trust unitholders owning Trust Units as of July 31, 2017. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2017 through June 30, 2017.

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

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2017 and 2016, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Events

On October 19, 2017, the Trust announced a Trust distribution of net profits for the third quarterly payment period ended September 30, 2017. Unitholders of record on October 30, 2017 will receive a distribution amounting to $1,615,000, or $0.095 per Trust Unit, which will be paid on November 14, 2017.

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

Results of Operations for the Quarters Ended September 30, 2017 and 2016

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2017 and 2016 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2017	2016
Sales volumes:
Oil (Bbl)	137,793	144,061
Natural gas (Mcf)	83,055	82,996
Total (BOE)	151,636	157,894
Average sales prices:
Oil (per Bbl)	$46.07	$37.43
Natural gas (per Mcf)	$2.83	$1.45
Gross proceeds:
Oil sales	$6,348,263	$5,392,042
Natural gas sales	235,237	120,290
Total gross proceeds	6,583,500	5,512,332
Costs:
Production and development costs:
Lease operating expenses	2,804,648	2,517,621
Production and property taxes	545,039	730,294
Development expenses	558,379	143,826
Total costs	3,908,066	3,391,741

Excess of revenues over direct operating expenses and lease equipment and development costs	2,675,434	2,120,591

	Three months ended September 30,
	2017	2016
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,140,348	1,696,473
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$2,140,348	$1,696,473

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2017 substantially represents the production by VOC Brazos from March 2017 through May 2017.  The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2016 substantially represents the production by VOC Brazos from March 2016 through May 2016.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $6,583,500 for the three months ended September 30, 2017, an increase of $1,071,168 or 19.4% from $5,512,332 for the three months ended September 30, 2016.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in market prices for oil and natural gas during the third quarter of 2017.  These increases were partially offset by a decrease in oil sales volumes during the third quarter of 2017.  During the three months ended September 30, 2017, the average price for oil increased 23.1% to $46.07 per Bbl and the average price for natural gas increased 95.2% to $2.83 per Mcf. Oil sales volumes were 137,793 Bbls for the three months ended September 30, 2017, a decrease of 6,268 Bbls or 4.4% from 144,061 Bbls.  Natural gas sales volumes were 83,055 Mcf, an increase of 59 Mcf or 0.1% from 82,996 Mcf.

Costs.   Lease operating expenses were $2,804,648 for the three months ended September 30, 2017, an increase of $287,027 or 11.4% from $2,517,621 for the three months ended September 30, 2016. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $545,039 for the three months ended September 30, 2017, a decrease of $185,255 or 25.4% from $730,294 for the same period in 2016. Such decrease is primarily due to a decrease of $208,850 or 35.8% in property taxes offset by an increase of $23,595 or 16.1% increase in production taxes due to higher prices for oil and gas. Development expenses were $558,379 for the three months ended September 30, 2017, an increase of $414,553 or 288.2% from $143,826 for the same period in 2016. Such increase was primarily due to increased drilling activity and corresponding development expenses during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $2,675,434 for the three months ended September 30, 2017, an increase of $554,843 or 26.2% from $2,120,591 for the three months ended September 30, 2016.  The Trust’s 80% net profits interest of these totals were $2,140,348 and $1,696,473, respectively. During the three months ended September 30, 2017 and 2016, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,140,348 and $1,696,473 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $270,348 and $166,473 for the three months ended September 30, 2017 and 2016, respectively. The Trustee paid general and administrative expenses of $215,333 for the three months ended September 30, 2017, an increase of $43,982 from $171,351 for the three months ended September 30, 2016.  These factors resulted in distributable income for the three months ended September 30, 2017 of $1,870,000, an increase of $340,000 from $1,530,000 for the three months ended September 30, 2016.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2017 and 2016 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2017	2016
Sales volumes:
Oil (Bbl)	412,214	439,297
Natural gas (Mcf)	258,617	275,829
Total (BOE)	455,317	485,269
Average sales prices:
Oil (per Bbl)	$45.97	$36.06
Natural gas (per Mcf)	$2.76	$1.78
Gross proceeds:
Oil sales	$18,947,952	$15,839,768

	Nine months ended September 30,
	2017	2016
Natural gas sales	714,424	491,894
Total oil and natural gas sales	19,662,376	16,331,662
Lawsuit settlement	1,209,412	0
Total gross proceeds	20,871,788	16,331,662
Costs:
Production and development costs:
Lease operating expenses	8,727,542	8,666,288
Production and property taxes	1,408,526	1,879,317
Development expenses	1,397,629	1,077,050
Total costs	11,533,697	11,622,655

Excess of revenues over direct operating expenses and lease equipment and development costs	9,338,091	4,709,007
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	7,470,474	3,767,206
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$7,470,474	$3,767,206

Included in the results of operations for the quarter ended ended September 30, 2017 is the following information representing a one-time event associated with the collection of proceeds of $1,209,412 , which VOC Brazos Partners, L.P. (“VOC Brazos”) received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds. The following table includes the well’s volumes, average sales prices and net profits for the period from January 2015 through the quarter ended March 31, 2017. The extended period of time reflected in the table below is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well until the quarter ended March 31, 2017.

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

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2017 substantially represents the production by VOC Brazos from September 2016 through May 2017.  The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2016 substantially represents the production by VOC Brazos from September 2015 through May 2016.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $19,662,376 for the nine months ended September 30, 2017, an increase of $3,330,714 or 20.4% from $16,331,662 for the nine months ended September 30, 2016.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to to increases in market prices for oil and natural gas during the first nine months of 2017.  These increases were partially offset by decreases in oil and natural gas sales volumes during the first nine months of 2017.  During the nine months ended September 30, 2017, the average price for oil increased 27.5% to $45.97 per Bbl and the average price for natural gas increased 55.1% to $2.76 per Mcf. Oil sales volumes were 412,214 Bbls for the nine months ended September 30, 2017, a decrease of 27,083 Bbls or 6.2% from 439,297 Bbls for the nine months ended September 30, 2016, while natural gas sales volumes were 258,617 Mcf, a decrease of 17,212 Mcf or 6.2% from 275,829 Mcf.

Costs.  Lease operating expenses were $8,727,542 for the nine months ended September 30, 2017, an increase of $61,254 or 0.7% from $8,666,288 for the nine months ended September 30, 2016. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $1,408,526 for the nine months ended September 30, 2017, a decrease of $470,791 or 25.1% from $1,879,317 for the nine months ended September 30, 2016. Such decrease is primarily due to a decrease of $534,410 or 36.9% in property taxes offset by an increase of $63,619 or 14.7% in production taxes due to higher prices for oil and gas. Development expenses were $1,397,629 for the nine months ended September 30, 2017, an increase of $320,579 or 29.8% from $1,077,050 for the same period in 2016. The increase was primarily due to increaes drilling activity and corresponding increased development expenses during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $9,338,091 for the nine months ended September 30, 2017, an increase of $4,629,084 or 98.3% from $4,709,007 for the nine months ended September 30, 2016.  The Trust’s 80% net profits interest of these totals were $7,470,474 and $3,767,206, respectively. During the nine months ended September 30, 2017 and 2016, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $7,470,474 and $3,767,206 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $670,474 and $622,206 for the nine months ended September 30, 2017 and 2016, respectively. The Trustee paid general and administrative expenses of $522,340 for the nine months ended September 30, 2017, a decrease of $82,787 from $605,127 for the nine months ended September 30, 2016.  These factors resulted in distributable income for the nine months ended September 30, 2017 of $6,800,000, an increase of $3,655,000 from $3,145,000 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2017, $386,774 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and nine months ended September 30, 2017 and 2016, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at September 30, 2017 and 2016, respectively.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2017, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 9, 2017

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