Form 10-K
period 2017-12-31
VOC Energy Trust
filed 2018-03-14
CIK 1505413

Use these links to rapidly review the document

FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35160

VOC ENERGY TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-6183103 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 601 Travis Street, Floor 16 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant's telephone number, including area code: (512) 236-6599

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Units of Beneficial Interest	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

          The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $4.27 on June 30, 2017, was approximately $54,432,893.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 14, 2018, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

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

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2015, 2016 and 2017 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        The trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee. The trust maintains its offices at the office of the trustee, at 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the trustee is 1-855-802-1094. In addition, Wilmington Trust Company acts as the Delaware trustee of the trust. The Delaware trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The trust does not have any employees and the business and affairs of the trust are managed by the trustee.

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at http://voc.investorhq.businesswire.com.

        On May 10, 2011, VOC Brazos and the trust completed an initial public offering of units of beneficial interest in the trust, which are referred to herein as the "trust units." In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the "net profits interests." VOC Brazos' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the "underlying properties." As of December 31, 2017, the underlying properties included interests in 801 gross (492.5 net) producing wells and included 89,892 gross (55,736.9 net) acres. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2017, cumulatively, since inception, the trust has received payment for approximately 4.1 MMBoe of the trust's 8.5 MMBoe interest.

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

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 14, 2018.

Distributions and Income Computations

        Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. Quarterly cash distributions during the term of the trust are made by the trustee on or before the 45th day following the end of each quarter to the trust unitholders of record on the 30th day following the end of each quarter (or the next succeeding business day).

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

        As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.7 million paid to the VOC Operators in 2015, 2016 and 2017, respectively, for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index ("OAI") published by the Council of Petroleum Accountants Society ("COPAS") for that year.

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

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by middlemen, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 1-855-802-1094, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding trust units on behalf of trust unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Trust unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units. Any generic tax information provided by the trustee of the trust is intended to be used only to assist trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2017 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://voc.investorhq.businesswire.com.

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

        In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 6.6% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2021. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2021 will be approximately $22.4 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2015, 2016 and 2017 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 25 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2015, 2016 and 2017 is presented consistent with these requirements.

        Proved Reserves of VOC Energy Trust.    The following table sets forth, as of December 31, 2017, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	3,343	1,320	3,564
Proved Undeveloped	657	387	721
Total Proved	4,000	1,707	4,285

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2014	6,670	3,970	7,332
Revisions of previous estimates	(729)	(1,070)	(907)
Production(1)	(493)	(329)	(548)

Balance, December 31, 2015	5,448	2,571	5,877
Revisions of previous estimates	(160)	(278)	(206)
Production(1)	(450)	(272)	(495)

Balance, December 31, 2016	4,838	2,021	5,176
Revisions of previous estimates	(407)	(46)	(415)
Production(1)	(431)	(268)	(476)

Balance, December 31, 2017	4,000	1,707	4,285

Proved Developed Reserves:
Balance, December 31, 2014	5,240	3,209	5,775

Balance, December 31, 2015	4,288	1,682	4,569

Balance, December 31, 2016	3,667	1,311	3,886

Balance, December 31, 2017	3,343	1,320	3,564

Proved Undeveloped Reserves:
Balance, December 31, 2014	1,430	761	1,557
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	98	164	125
Revisions of previous estimates	(368)	(35)	(374)

Balance, December 31, 2015	1,160	890	1,308
Proved undeveloped reserves converted to proved developed by drilling	(35)	0	(35)
Additional proved undeveloped reserves added	54	0	54
Revisions of previous estimates	(7)	(179)	(37)

Balance, December 31, 2016	1,172	711	1,290
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	377	232	416
Revisions of previous estimates	(892)	(556)	(985)

Balance, December 31, 2017	657	387	721

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

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2017 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2017 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	4,133.2	46.3	821.0	5,000.6
Gas (MMcf)	1,650.0	0.0	483.8	2,133.7
Revenue
Oil	$197,195.1	$2,121.3	$40,616.7	$239,933.0
Gas	4,892.4	0.0	1,805.4	6,697.8
Severance Taxes	4,973.9	54.4	1,847.3	6,875.6
Ad Valorem Taxes	5,118.4	88.8	1,398.4	6,605.6
Operating Expenses	91,462.0	0.0	2,624.1	94,086.1
Workover Expenses	10,371.3	0.0	0.0	10,371.3
COPAS Overhead	12,972.2	0.0	307.0	13,279.2
Investments	0.0	403.8	21,966.6	22,370.4
80% Net Profits Interest Net Operating Income (NPI)(1)	$61,751.9	$1,259.4	$11,422.9	$74,434.2
80% NPI(2)	$40,280.6	$809.9	$4,151.6	$45,242.0

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2017, CG&A estimated that the trust would terminate December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $51.34 per Bbl and a Henry Hub natural gas price of $2.964 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2017. The price adjustments were based on oil price differentials forecast at –$5.50 per Bbl for the Kansas underlying properties, –$1.00 per Bbl for the Kurten (Woodbine) Field wells in Texas, –$2.15 per Bbl for the Sand Flat Unit wells in Texas and –$1.00 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials were forecast on a per property basis as provided by VOC Brazos and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at

4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero (0) when a rate of six (6) Bbl/day per well were reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue, but dropped to 2.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 3.29 percent of revenue (after severance taxes) for the Texas properties.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2017.

	Gross	Net
	(acres)
Developed Acreage:
Kansas	66,199	38,895.6
Texas	23,693	16,841.3

Total	89,892	55,736.9

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2017:

	Operated Wells		Non- Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	748	474.7	33	7.7	781	482.4
Natural gas	17	9.4	3	0.7	20	10.1

Total	765	484.1	36	8.4	801	492.5

        The following is a summary of the number of developmental wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2015		2016		2017
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	—	—	1	1	2	2
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—

Total	—	—	1	1	2	2

        As of December 31, 2017, no wells were being drilled. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2017 were $0 as both wells completed in 2017 were classified as proved developed non producing at December 31, 2016. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe received by the trust from the underlying properties.

	Year Ended December 31,
	2015	2016	2017
Sales prices:
Oil (per Bbl)	$56.02	$37.58	$45.26
Natural gas (per Mcf)	$3.20	$1.83	$2.78
Lease operating expense (per Boe)	$19.32	$18.29	$19.41
Production and property taxes (per Boe)	$5.57	$3.18	$2.59

Major Producing Areas

        The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2017.

	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
					(In Thousands)
Kansas (168 Fields)
Fairport	634	0	634	7.9%	$6,306	10.2%
Marcotte	291	0	291	3.7	3,136	5.1
Chase-Silica	249	0	249	3.1	2,488	4.0
Bindley	197	0	197	2.5	1,932	3.1
Mueller	107	0	107	1.3	1,324	2.1
Codell	76	0	76	1.0	1,030	1.7
Wesley	70	0	70	0.9	942	1.5
Griston SW	43	0	43	0.5	885	1.4
Adell Northwest	61	0	61	0.8	768	1.2
Yaege	69	0	69	0.9	583	0.9
Rosa Northwest	43	0	43	0.5	491	0.8
Zurich	38	0	38	0.5	473	0.8
Gerberding	37	190	69	0.9	465	0.8
Other	1,273	988	1,438	18.0	5,749	9.2

Kansas Total	3,188	1,178	3,385	42.5	26,572	42.8
Texas (3 Fields)
Kurten	2,885	1,892	3,200	40.1	20,709	33.4
Hitts Lake North	740	0	740	9.3	10,925	17.6
Sand Flat	648	0	648	8.1	3,824	6.2

Texas Total	4,273	1,892	4,588	57.5	35,458	57.2

Total	7,461	3,070	7,973	100.0%	$62,030	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2017 through December 1, 2017 and were held constant for the life of the properties. This yielded a price for oil of $51.34 per barrel and a price for natural gas of $2.96 per MMBtu.

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

        Kansas.    As of December 31, 2017, proved reserves attributable to the portion of the Kansas underlying properties were approximately 3.4 MMBoe and were located in three primary areas: the Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2017, the VOC Operators operated 96.1% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.

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

        Texas.    As of December 31, 2017, proved reserves attributable to the Texas underlying properties were approximately 4.6 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2017, the VOC Operators operated approximately 98.3% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.

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

        The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the underlying properties from the above table:

	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2015	140	137	163
2016	152	160	179
2017	96	136	119

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

        Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 1.033 billion barrels for the State of Texas during 2017. There were 30 operating oil refineries located in Texas in 2017 with combined capacity to refine over 5.67 million barrels of oil per day. With oil production in the state of Texas averaging approximately 2.83 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

        Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 1,900 operators reported aggregate oil production of approximately 36.0 million barrels for the state of Kansas in 2017. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine over 361,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 99,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.

        Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing LLC, an affiliate of VOC Brazos, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2015, 2016 and 2017, MV Purchasing purchased 37%, 31% and 38%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2015, 2016 and 2017 received by the trust from the underlying properties were $4.48, $3.98 and $3.78 per barrel, respectively.

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

        Vess Oil Corporation has committed to sell all of its natural gas production attributable to the Kurten Woodbine Unit in Texas to ETC Texas Pipeline, Ltd., on a year-to-year basis effective October 1, 2014. Vess Oil Corporation has also committed to sell to ONEOK Field Services Company, L.L.C. all of its natural gas production attributable to seven wells in Kingman and Barber Counties, Kansas on a month-to-month basis effective as of August 31, 2015.

        VOC Brazos does not have any volume commitments or take or pay arrangements.

Sale and Abandonment of Underlying Properties

        VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2015, 2016 and 2017, VOC Brazos plugged and abandoned 14, 13 and 11 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.

        VOC Brazos generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the trust unitholders. In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received. Net sales proceeds of $0 and $0 were paid to the trust during 2016 and 2017, respectively, for its share of interest in certain underlying properties that were sold. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2017.

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

        Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be just and reasonable and may not be unduly discriminatory or confer any undue preference upon any shipper. Rates generally are cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.

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

        The Resource Conservation and Recovery Act, or "RCRA," and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently exempt from regulations as hazardous wastes under RCRA. However, EPA entered a consent decree in 2016 which requires EPA to assess whether the RCRA rules pertaining to oil and natural gas wastes should be revised. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In December 2016, the EPA entered a consent decree with several groups, including the National Resources Defense Council, requiring the EPA to revisit the oil and gas waste exemption for hazardous waste. Any change in the RCRA exemption for such wastes could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the trust unitholders. In addition, VOC Brazos generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes.

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

        It is customary to recover oil and natural gas from deep shale and tight sand formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of "underground injection." At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA finalized a study of the potential environmental impacts of hydraulic fracturing activities in 2016, finding that under certain circumstances the "water cycle" activities associated with hydraulic fracturing could impact drinking water resources. More recently, the injection of water produced as a result of hydraulic fracturing has been associated with seismic activity leading to restrictions on injection in some areas. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities. Moreover, required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Finally, VOC Brazos believes that enactment of legislation regulating hydraulic fracturing at the federal level may have a material adverse effect on its business.

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

        Climate change.    In response to certain scientific studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases, or "GHGs," and including carbon dioxide and methane, are contributing to the warming of the Earth's atmosphere and other climatic conditions the EPA issued regulations restricting GHGs. These restrictions include additional reductions of volatile organic compounds, hazardous air pollutants and methane emissions from the oil and gas sector. Such regulations limiting emissions of GHGs from the equipment and operations of VOC Brazos could require VOC Brazos to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that VOC Brazos produces. However, more recently EPA announced that it will reconsider the current standards and issued a proposal to stay certain portions of the rules. Apart from EPA, almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. Although it is not possible at this time to predict if Congress may pass climate change legislation, any future federal or state laws that may be adopted to address GHG emissions could require VOC Brazos to incur increased operating costs and could adversely affect demand for the oil and natural gas VOC Brazos produces.

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

  •
  acts of force majeure.

        Crude oil prices have been volatile the last several years and in 2017, ranged from a high of $60.42 to a low of $42.53. The NYMEX crude oil spot prices per Bbl were $37.04, $53.72 and $60.42 as of December 31, 2015, 2016 and 2017, respectively. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.

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

        VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2017, VOC Brazos sold approximately 38% of the oil produced from the underlying properties to MV Purchasing LLC, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing LLC, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.

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

        VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2015, 2016 and 2017, VOC Brazos plugged and abandoned 14, 13 and 11 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos' obligations relating to the net profits interest on the portion of the underlying properties transferred.

        In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos of the relevant underlying properties and are conditioned upon the trust's receiving an amount equal to the fair market value to the trust of such net profits interest. Any net sales proceeds paid to the trust will be distributable to trust unitholders for the quarter in which they are received. Net sales proceeds of $0 and $0 were paid to the trust during 2016 and 2017 for its share of interest in certain underlying properties that were sold in 2016 and 2017, respectively. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2017.

The reserves attributable to the underlying properties are depleting assets and production from those properties will diminish over time. Furthermore, the trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.

        The net proceeds payable to the trust attributable to the net profits interests are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 90% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2017, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 6.6% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2020 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 6.6% per year.

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

  •
  MV Purchasing LLC, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2017, VOC Brazos sold approximately 38% of the oil produced from the underlying properties to MV Purchasing, LLC.

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

        The oil and gas industry is a direct source of certain greenhouse gases, or "GHG," emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the agency adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. However, more recently EPA announced that it will reconsider the current standards and issued a proposal to stay certain portions of the current rules. The future implementation of these rules is uncertain at this time, but could affect VOC Brazos' operations and its ability to obtain air permits for new or modified facilities.

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

        Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. The EPA finalized a study of the potential environmental impacts of hydraulic fracturing activities in December 2016, finding that under certain circumstances the "water cycle" activities associated with hydraulic fracturing could impact drinking water resources. Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. If hydraulic fracturing is regulated at the federal level, VOC Brazos' fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas or Kansas such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. More recently, the injection of water produced as a result of hydraulic fracturing has been associated with seismic activity leading to restrictions on injection in some areas. Restrictions on hydraulic fracturing and disposal of water from such production could reduce the amount of oil and natural gas that VOC Brazos is ultimately able to produce in commercially paying quantities from the underlying properties.

The bankruptcy of VOC Brazos or any operator of the underlying properties could impede the operation of the wells and the development of the proved undeveloped reserves.

        VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2021 of approximately $22.4 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 6.6% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust's ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. None of VOC Brazos or the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.

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

	High	Low	Cash Distributions
2016
First Quarter (January 1, 2016 through March 31, 2016)	$3.50	$1.73	$0.045
Second Quarter (April 1, 2016 through June 30, 2016)	3.65	2.48	0.050
Third Quarter (July 1, 2016 through September 30, 2016)	3.60	2.67	0.090
Fourth Quarter (October 1, 2016 through December 31, 2016)	3.44	2.75	0.100
2017
First Quarter (January 1, 2017 through March 31, 2017)	$4.29	$3.19	$0.080
Second Quarter (April 1, 2017 through June 30, 2017)	5.61	3.35	0.210
Third Quarter (July 1, 2017 through September 30, 2017)	4.63	3.15	0.110
Fourth Quarter (October 1, 2017 through December 31, 2017)	6.15	3.23	0.095

        As of March 14, 2018, the 17,000,000 units outstanding were held by 11 unitholders of record.

        Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust's expenses for that quarter. Available funds are reduced by any cash that the trustee decides to hold as a reserve against future expenses. Quarterly cash distributions during the term of the trust are made by the trustee on or before the 45th day following the end of each quarter to the trust unitholders of record on the 30th day following the end of each quarter (or the next succeeding business day).

Equity Compensation Plans

        The trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2017.

Item 6.    Selected Financial Data.

        The trust was formed on November 3, 2010. The following table sets forth selected data for the trust as of December 31, 2013, 2014, 2015, 2016 and 2017, and for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, based on the audited statements of assets and trust corpus as of

December 31, 2013, 2014, 2015, 2016 and 2017 and the audited statements of distributable income for the years ended December 31, 2013, 2014, 2015, 2016 and 2017.

	December 31,
	2013	2014	2015	2016	2017
Net profits income	$29,274,516	$32,284,622	$8,627,256	$5,749,845	$9,209,023
Distributable income	$28,560,000	$31,450,000	$7,990,000	$4,845,000	$8,415,000
Distributions per trust unit	$1.68	$1.85	$0.47	$0.285	$0.495
Total assets at year end	$111,439,640	$101,602,829	$93,455,545	$85,466,531	$77,711,186

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

        The following is a summary of income from net profits interest received by the trust for the years ended December 31, 2015, 2016 and 2017, consisting of the February, May, August and November distributions for each respective year.

	Year Ended December 31,
	2015		2016		2017
Sales volumes:
Oil (Bbl)	642,966	(1)	582,075	(2)	543,854	(3)
Natural gas (Mcf)	459,048	(1)	361,741	(2)	338,930	(3)
Total (BOE)	719,474		642,365		600,342
Average sales prices:
Oil (per Bbl)	$56.02		$37.58		$45.26
Natural gas (per Mcf)	$3.20		$1.83		$2.78
Gross proceeds:
Oil sales	$36,016,562	(1)	$21,874,690	(2)	$24,617,112	(3)
Natural gas sales	1,467,111	(1)	663,416	(2)	941,397	(3)

Total oil and natural gas sales	37,483,673		22,538,106		25,558,509
Sale of leases	229,344		0		0
Lawsuit settlement	0		0		1,209,412

Total gross proceeds	37,713,017		22,538,106		26,767,921
Costs:
Production and development costs:
Lease operating expenses	13,903,682		11,751,445		11,650,665
Production and property taxes	4,008,982		2,045,240		1,556,968
Development expenses	8,391,282		1,554,115		2,049,011

Total costs	26,303,946		15,350,800		15,256,644

Excess of revenues over direct operating expenses and lease equipment and development costs	11,409,071		7,187,306		11,511,277
Times net profits interests over the term of the Trust	80%		80%		80%

Income from net profits interest before reserve adjustments	9,127,256		5,749,845		9,209,023
Cash reserve	(500,000)		0		0

Income from net profits interest	$8,627,256		$5,749,845		$9,209,023

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

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2017 (consisting of VOC Brazos' February, May, August and November 2017 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2016 through August 2017.

        Included in the results of operations for the year ended ended December 31, 2017 is the following information representing a one-time event associated with the collection of proceeds of $1,209,412, which VOC Brazos Partners, L.P. ("VOC Brazos") received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos' legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds. The following table includes the well's volumes, average sales prices and net profits for the period from January 2015 through the quarter ended March 31, 2017. The extended period of time reflected in the table below is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well until the quarter ended March 31, 2017.

Sales volumes:
Oil (Bbl)	5,864
Natural gas (Mcf)	6,420
Total (BOE)	6,934
Average sales prices:
Oil (per Bbl)	$43.75
Natural gas (per Mcf)	$1.43
Gross proceeds:
Oil sales	$256,555
Natural gas sales	9,168

Total gross proceeds	265,723
Costs:
Production and development costs:
Lease operating expenses	43,369
Production and property taxes	16,984
Development expenses	0

Total costs reimbursed by working interest owner	60,353

Excess of revenues over direct operating expenses and lease equipment and development costs	$205,370

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

Comparison of Results of the Trust for the Years Ended December 31, 2017 and 2016

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

        Gross proceeds.    Oil and natural gas sales were $25,558,509 (including $265,723 as noted above for a one-time event) for the year ended December 31, 2017, an increase of $3,020,403 or 13.4% from $22,538,106 (including $438,179 as noted above for a one-time event) for the year ended December 31, 2016. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to higher market prices for oil and natural gas during 2017 compared to 2016. These increases were partially offset by a decrease in oil sales volumes and gas sales volumes during 2017 compared to 2016. During the year ended December 31, 2017, the average price for oil increased 20.4% to $45.26 per Bbl and the average price for natural gas increased 51.9% to $2.78 per Mcf. Oil sales volumes were 543,854 Bbls (including 5,864 Bbls as noted above for a one-time event) for the year ended December 31, 2017, a decrease of 38,221 Bbls or 6.6% from 582,075 Bbls (including 4,502 Bbls as noted above for a one-time event) for the year ended December 31, 2016, while natural gas sales volumes were 338,930 Mcf (including 6,420 Mcf as noted above for a one-time event), a decrease of 22,811 Mcf or 6.3% from 361,741 Mcf (including 3,389 Mcf as noted above for a one-time event).

        Costs.    Lease operating expenses were $11,650,665 (including $43,369 as noted above for a one-time event) for the year ended December 31, 2017, a decrease of $100,780 or 0.9% from $11,751,445 (offset by a $27,906 reimbursement as noted above for a one-time event) for the year ended December 31, 2016. The decrease was primarily due to decreases in the costs of oilfield goods and services. Production and property taxes were $1,556,968 (including $16,984 as noted above for a one-time event) for the year ended December 31, 2017, a decrease of $488,272 or 23.9% from $2,045,240 (including $19,068 as noted above for a one-time event) for the year ended December 31, 2016. Such decrease is primarily due to a 37.3% decrease in property taxes, partially offset by a 8.6% increase in production taxes as a result of higher prices for oil and natural gas. Development expenses were $2,049,011 for the year ended December 31, 2017, an increase of $494,896 or 31.8% from $1,554,115 for 2016. The increase was primarily due to increases in development activity and corresponding increased development expenses during the year ended December 31, 2017 compared to the year ended December 31, 2016.

        Excess of revenues over direct operating expenses and lease equipment and development costs.    The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $11,511,277 (including $205,370 and $1,209,412 as noted above for a one-time event and lawsuit settlement, respectively) for the year ended December 31, 2017, an increase of $4,323,971 or 60.2% from $7,187,306 (including $447,017 as noted above for a one-time event) for the year ended December 31, 2016. The trust's 80% net profits interest of these totals were $9,209,023 and $5,749,845, respectively. During the year ended December 31, 2017 and 2016, VOC Brazos did not withhold or release any dollar amounts due to the Trust from previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $9,209,023 and $5,749,845 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $794,023 and $904,845 for the years ended December 31, 2017 and 2016, respectively. The trustee paid general and administrative expenses of $716,143 for the year ended December 31, 2017, a decrease of $201,600 from $917,743 for the year ended December 31, 2016. These factors resulted in distributable income for the year ended December 31, 2017 of $8,415,000, an increase of $3,570,000 from $4,845,000 for the year ended December 31, 2016.

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

        Excess of revenues over direct operating expenses and lease equipment and development costs.    The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $7,187,306 (including $447,017 as noted above for a one-time event) for the year ended December 31, 2016, a decrease of $4,221,765 or 37.0% from $11,409,071 for the year ended December 31, 2015. The trust's 80% net profits interest of these totals were $5,749,845 and $9,127,256, respectively. During the year ended December 31, 2015, VOC Brazos increased its cash reserve for future development, maintenance or operating expenditures by a net amount of $500,000, which resulted in income from the net profits interest of $5,749,845 and $8,627,256 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $904,845 and $637,256 for the years ended December 31, 2016 and 2015, respectively. The trustee paid general and administrative expenses of $917,743 for the year ended December 31, 2016, an increase of $116,925 from $800,818 for the year ended December 31, 2015. These factors resulted in distributable income for the year ended December 31, 2016 of $4,845,000, a decrease of $3,145,000 from $7,990,000 for the year ended December 31, 2015.

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

        The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2017, the trust made no borrowings.

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

Planned Development and Workover Program

        The primary goals of VOC Brazos' development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos' existing wells or VOC Brazos' historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

  •
  Kansas.  VOC Brazos' historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos expects to incur future development expenditures for these properties through December 31, 2021 of approximately $2.3 million, of which VOC Brazos contemplates spending approximately $1.9 million to drill and complete nine vertical wells. The remaining approximately $0.4 million is expected to be used for recompletions and workovers of nine wells.

  •
  Texas.  VOC Brazos' historical development and workover program for the Texas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies. In 2009, after an extensive review of horizontal development drilling in the areas, VOC Brazos commenced drilling horizontal wells in the upper interval of the EagleBine formation within the Kurten Woodbine Unit to accelerate the development of proved undeveloped reserves. As of December 31, 2017, VOC Brazos has drilled and completed, or participated in the drilling and completion of, 14 horizontal wells in the upper interval of the EagleBine formation within the Kurten Woodbine Unit. VOC Brazos expects to incur future development expenditures for the Texas Underlying Properties through December 31, 2020 of approximately $20.0 million to drill and complete five horizontal wells in the EagleBine formation within the Kurten Woodbine Unit.

    In 2016, VOC Brazos entered into a joint venture with Hawkwood Energy (the "Hawkwood JV") to develop the lower EagleBine interval, also referred to as the Lower Woodbine Organic Shale ("LWOS"), within the south half of the Kurten Woodbine Unit (the "Contract Area").

    Activity pursuant to the terms of the Hawkwood JV would recommence the horizontal LWOS drilling development program that VOC Brazos previously started in 2014. Pursuant to the terms of the Hawkwood JV, Hawkwood Energy was required to spud the first LWOS well no later than December 31, 2017, however, the first LWOS was not spudded as of December 31, 2017 and as a result, the joint venture has expired. VOC Brazos is continuing to explore other options to develop the LWOS.

    VOC Brazos is evaluating the potential economic benefits associated with both the development of the LWOS and pad drilling in the upper EagleBine, including additional joint ventures with unaffiliated third parties. If these activities are pursued, they would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distributions by the trust would be temporarily reduced until anticipated production from the various development efforts in the Kurten Woodbine Unit can be brought on-line. To address these emerging opportunities, VOC Brazos will continue to evaluate the appropriate strategy and capital plan to fund development for the trust.

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

Contractual Obligations

        As of December 31, 2017, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to VOC Brazos and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

Opinion on the financial statements

We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the "Trust") as of December 31, 2016 and 2017, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of VOC Energy Trust as of December 31, 2016 and 2017, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2017, on the basis of accounting described in Note B to the financial statements.

As described in Note B to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Trust's internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Trust's auditor since 2010.

Oklahoma City, Oklahoma
March 14, 2018

VOC ENERGY TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2016	2017
ASSETS
Cash	$238,640	$316,520
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(55,363,715)	(63,196,940)

Total assets	$85,466,531	$77,711,186

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2016 and 2017, respectively	$85,466,531	$77,711,186

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2015	2016	2017
Income from net profits interest	$8,627,256	$5,749,845	$9,209,023
Cash on hand used (withheld) for Trust expenses	163,562	12,898	(77,880)
General and administrative expenses(1)	(800,818)	(917,743)	(716,143)

Distributable income	$7,990,000	$4,845,000	$8,415,000

Distributions per Trust unit (17,000,000 Trust units issued and outstanding at December 31, 2015, 2016 and 2017, respectively)	$0.47	$0.285	$0.495

(1)
Includes $86,895, $90,365 and $70,260 paid to VOC Brazos and $150,100, $150,100 and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2015, 2016 and 2017, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2015	2016	2017
Trust corpus, beginning of year	$101,602,829	$93,455,545	$85,466,531
Income from net profits interest	8,627,256	5,749,845	9,209,023
Cash distributions	(7,990,000)	(4,845,000)	(8,415,000)
Trust expenses	(800,818)	(917,743)	(716,143)
Amortization of net profits interest	(7,983,722)	(7,976,116)	(7,833,225)

Trust corpus, end of year	$93,455,545	$85,466,531	$77,711,186

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

        As of December 31, 2017, cumulatively, since inception, the Trust has received payment for 4,085,005 net barrels of oil equivalent (unaudited).

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

1.
Basis of accounting

        The Trust uses the modified cash basis of accounting to report receipts by the Trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")) of the Underlying Properties times 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the net profits interest.

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2017 that would impact the financial statements of the Trust.

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

        The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)

Net property value to be conveyed	175,739,508

Times 80% net profits interest to Trust	$140,591,606

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year Ended December 31,
	2015	2016		2017
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$11,409,071	$7,187,306		$11,511,277
Times net profits interest over the term of the Trust	80%	80%		80%

Income from net profits interest before reserve adjustments	9,127,256	5,749,845		9,209,023
Cash reserve(2)	(500,000)	0		0

Income from net profits interest	$8,627,256 (3)	$5,749,845	(4)	$9,209,023	(5)

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2015, 2016 and 2017, respectively

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST (Continued)

(3)
The income from the net profits interest for the year ended December 31, 2015 (consisting of VOC Brazos' February, May, August and November 2015 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2014 through August 2015.

(4)
The income from the net profits interest for the year ended December 31, 2016 (consisting of VOC Brazos' February, May, August and November 2016 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2015 through August 2016.

(5)
The income from the net profits interest for the year ended December 31, 2017 (consisting of VOC Brazos' February, May, August and November 2017 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2016 through August 2017.

        For the year ended December 31, 2015, 2016 and 2017, MV Purchasing, LLC, an affiliate of VOC Brazos and referred to as MV Purchasing, purchased 37%, 31% and 38%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 14, 2015	October 1, 2014 through December 31, 2014	$0.10	$1.20 million	$500,000	$1.70 million
May 15, 2015	January 1, 2015 through March 31, 2015	0.16	2.92 million	(200,000)	2.72 million
August 14, 2015	April 1, 2015 through June 30, 2015	0.11	2.67 million	(800,000)	1.87 million
November 14, 2015	July 1, 2015 through September 30, 2015	0.10	1.70 million	0	1.70 million
February 12, 2016	October 1, 2015 through December 31, 2015	$0.045	$0.765 million	$0	$0.765 million
May 13, 2016	January 1, 2016 through March 31, 2016	0.05	0.85 million	0	0.85 million
August 12, 2016	April 1, 2016 through June 30, 2016	0.09	1.53 million	0	1.53 million
November 14, 2016	July 1, 2016 through September 30, 2016	0.10	1.70 million	0	1.70 million
February 14, 2017	October 1, 2016 through December 31, 2017	$0.080	$1.36 million	$0	$1.36 million
May 12, 2017	January 1, 2017 through March 31, 2017	0.21	3.57 million	0	3.57 million
August 14, 2017	April 1, 2017 through June 30, 2017	0.11	1.87 million	0	1.87 million
November 14, 2017	July 1, 2017 through September 30, 2017	0.095	1.615 million	0	1.615 million

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

        Agreement with VOC Brazos.    In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2015, 2016 and 2017, $86,895, $90,365 and $70,260 (representing three quarters in 2017), respectively, was paid to VOC Brazos as administrative fees.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2015, 2016 and 2017, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

NOTE I—OTHER EVENTS

  Subsequent event

        On January 18, 2018, the Trust announced a Trust distribution to unitholders of record on January 30, 2018 of $1,870,000, or $0.11 per unit, which was paid on February 14, 2018. Such distribution was comprised of the net proceeds of production collected by VOC Brazos from October 1, 2017 through December 31, 2017.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2015, 2016 and 2017 has been presented in accordance with these rules.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2015, 2016 and 2017 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2014	6,669,890	3,970,457	7,331,632
Revisions of previous estimates	(728,618)	(1,069,707)	(906,903)
Production	(492,723)	(328,828)	(547,578)

Balance at December 31, 2015	5,448,499	2,571,922	5,877,151
Revisions of previous estimates	(159,594)	(278,238)	(205,967)
Production	(449,966)	(271,843)	(495,273)

Balance at December 31, 2016	4,838,939	2,021,841	5,175,912
Revisions of previous estimates	(407,656)	(46,425)	(415,394)
Production	(430,841)	(268,423)	(475,578)

Balance at December 31, 2017	4,000,442	1,706,993	4,284,940

Proved developed reserves
December 31, 2014	5,239,868	3,209,433	5,774,774

December 31, 2015	4,288,394	1,681,990	4,568,726

December 31, 2016	3,667,326	1,310,718	3,885,779

December 31, 2017	3,343,604	1,319,961	3,563,598

Proved undeveloped reserves
December 31, 2014	1,430,022	761,024	1,556,859
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	97,868	163,979	125,198
Revisions of previous estimates	(367,785)	(35,071)	(373,632)

December 31, 2015	1,160,105	889,932	1,308,425
Proved undeveloped reserves converted to proved developed by drilling	(35,072)	0	(35,072)
Additional proved undeveloped reserves added	54,440	0	54,440
Revisions of previous estimates	(7,860)	(178,809)	(37,659)

December 31, 2016	1,171,613	711,123	1,290,134
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	377,472	232,134	416,161
Revisions of previous estimates	(892,247)	(556,225)	(984,947)

December 31, 2017	656,838	387,032	721,348

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

        The Trust recognized net decreases in reserves for its share of VOC Brazos' total during 2017 associated with the production of properties of approximately 475,578 Boe. This decrease was compounded by a decrease in reserves of approximately 958,682 Boe as a result of the removal of proved undeveloped locations due to changes in a previously adopted development plan. This decrease was partially offset by a net positive revision due to increases in realized prices during 2017.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2015, 2016 and 2017.

	2015	2016	2017
Future cash inflows	$254,059,475	$194,095,725	$197,304,650
Future costs
Production	(133,238,131)	(105,418,312)	(104,974,205)
Development	(30,042,713)	(30,377,275)	(17,896,289)

Future net cash flows	90,778,631	58,300,138	74,434,156
Less 10% discount factor	(36,231,462)	(23,977,444)	(29,192,122)

Standardized measure of discounted future net cash flows	$54,547,169	$34,322,694	$45,242,034

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2015	2016	2017
Standardized measure at beginning of year	$209,269,975	$54,547,169	$34,322,694
Net proceeds to the Trust	(9,127,256)	(5,749,845)	(9.220,768)
Net changes in price and production costs	(159,284,034)	(12,542,407)	13,998,514
Changes in estimated future development costs	15,361,824	(230,237)	8,928,722
Development costs incurred during the year	0	233,920	259,280
Revisions of quantity estimates	(9,065,111)	(1,576,842)	(5,791,177)
Accretion of discount	20,926,998	5,454,717	3,432,269
Changes in production rates, timing and other(1)	(13,535,227)	(5,813,781)	(687,500)

Standardized measure at end of year	$54,547,169	$34,322,694	$45,242,034

(1)
The Trust's changes in standardized measure of discounted future net cash flows attributable to the production rates, timing and other primarily represents changes in the Trust's estimates of when proved reserve quantities will be realized. During the years ended December 31, 2015 and 2016, the Operator increased its development drilling capital plans, which had the effect of accelerating the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

        The average, first-day-of-the-month price during the 12-month period for 2015, 2016 and 2017 used in determining future net revenues related to the standardized measure calculation are as follows:

	2015	2016	2017
Oil (per Bbl)	$45.54	$39.18	$47.98
Gas (per Mcf)	$2.31	$2.23	$3.14

NOTE K—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2016:
Income from net profits interest	$996	$1,075	$1,696	$1,983
Distributable income	$765	$850	$1,530	$1,700
Distributions per unit	$0.0450	$0.0500	$0.0900	$0.1000
2017:
Income from net profits interest	$1,520	$3,810	$2,140	$1,739
Distributable income	$1,360	$3,570	$1,870	$1,615
Distributions per unit	$0.0800	$0.2100	$0.1100	$0.0950

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2017, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

        As of December 31, 2017, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2017, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of VOC Energy Trust (the "Trust") as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements of the Trust as of and for the year ended December 31, 2017, and our report dated March 14, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note B to the Trust's financial statements. A trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with a modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton LLP

Oklahoma City, Oklahoma
March 14, 2018

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2017, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2015, 2016 and 2017, the trustee received compensation from the trust in the amount of $150,000 for each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 14, 2018 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%

(1)
Based on 17,000,000 trust units outstanding as of March 14, 2018.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee of $75,000 is payable in equal quarterly installments and increases by 4% each year. For 2015, 2016 and 2017, $86,895, $90,365 and $70,260 (representing three quarters in 2017), respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2016 and 2017 and fees billed for other services rendered by Grant Thornton LLP.

	2016	2017
Audit fees	$225,750	$241,500
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$225,750	$241,500

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

March 14, 2018

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