Form 10-Q
period 2018-06-30
VOC Energy Trust
filed 2018-08-10
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2018

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

As of August 9, 2018, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income from net profits interest	$3,284,462	$3,810,082	$5,314,612	$5,330,126
Cash on hand used for Trust expenses	(45,764)	(116,285)	79,844	(93,119)
General and administrative expenses (1)	(178,698)	(123,797)	(464,456)	(307,007)
Distributable income	$3,060,000	$3,570,000	$4,930,000	$4,930,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2018 and 2017)	$0.18	$0.21	$0.29	$0.29

(1)Includes $24,675 and $23,725 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2018 and 2017, respectively, and $72,125 and $46,535 during the six months ended June 30, 2018 and 2017, respectively.  Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2018 and 2017 and $75,000 during each of the six months ended June 30, 2018 and 2017, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$236,676	$316,520
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(67,248,960)	(63,196,940)
Total assets	$73,579,322	$77,711,186

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2018 and December 31, 2017	$73,579,322	$77,711,186

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$75,508,537	$83,525,226	$77,711,186	$85,466,531
Income from net profits interest	3,284,462	3,810,082	5,314,612	5,330,126
Cash distribution	(3,060,000)	(3,570,000)	(4,930,000)	(4,930,000)
Trust expenses	(178,698)	(123,797)	(464,456)	(307,007)
Amortization of net profits interest	(1,974,979)	(1,959,029)	(4,052,020)	(3,877,168)
Trust corpus, end of period	$73,579,322	$81,682,482	$73,579,322	$81,682,482

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

Note 2.  Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and June 30, 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2018 that would impact the financial statements of the Trust.

Note 4.  Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.  Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,105,578	$4,762,602	$6,643,265	$6,662,657
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,284,462	3,810,082	5,314,612	5,330,126
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0	0	0
Income from net profits interest(3)	$3,284,462	$3,810,082	$5,314,612	$5,330,126

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

Included in the three months and six months ended June 30, 2017 is the collection of proceeds of $1,209,412, which VOC Brazos Partners, L.P. (“VOC Brazos”) received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In addition, it includes $205,370 for the excess of revenues over direct operating expenses and lease equipment and development costs from said well from January 2015 through March 31, 2017. The extended period of time is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well to the Trust until the quarter ended June 30, 2017.

(2)   Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2018 and 2017, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at June 30, 2018 and 2017, respectively.

(3)   The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2018 substantially represents production by VOC Brazos from December 2017 through February 2018 and the cash received by the Trust during the three months ended June 30, 2017 substantially represents production by VOC Brazos from December 2016 through February 2017.  The cash received by the Trust during the six months ended June 30, 2018 substantially represents production by VOC Brazos from September 2017 through February 2018 and the cash received by the Trust during the six months ended June 30, 2017 substantially represents production by VOC Brazos from September 2016 through February 2017.

For the three and six months ended June 30, 2018 and 2017, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2018 was $3,060,000, or $0.18 per Trust Unit, and was made on May 15, 2018 to Trust unitholders owning Trust Units as of April 30, 2018. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2018 through March 31, 2018.

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

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2018 and 2017, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Events

On July 19, 2018, the Trust announced a Trust distribution of net profits for the second quarterly payment period ended June 30, 2018. Unitholders of record on July 30, 2018 will receive a distribution amounting to $3,400,000, or $0.20 per Trust Unit, which will be paid on August 14, 2018.

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

Results of Operations for the Quarters Ended June 30, 2018 and 2017

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2018 and 2017 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2018	2017
Sales volumes:
Oil (Bbl)	128,000	138,781
Natural gas (Mcf)	82,681	87,968
Total (BOE)	141,780	153,442
Average sales prices:
Oil (per Bbl)	$58.46	$48.75
Natural gas (per Mcf)	$3.35	$2.89
Gross proceeds:
Oil sales	$7,482,816	$6,765,748
Natural gas sales	276,685	254,299
Total oil and natural gas sales	7,759,501	7,020,047
Lawsuit settlement	0	1,209,412
Total gross proceeds	7,759,501	8,229,459
Costs:
Production and development costs:
Lease operating expenses	3,085,442	2,928,656
Production and property taxes	206,039	172,166
Development expenses	362,442	366,035
Total costs	3,653,923	3,466,857

Excess of revenues over direct operating expenses and lease equipment and development costs	4,105,578	4,762,602
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,284,462	3,810,082
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$3,284,462	$3,810,082

Included in the results of operations for the quarter ended June 30, 2017 is the following information representing a one-time event associated with the collection of proceeds of $1,209,412 , which VOC Brazos Partners, L.P. (“VOC Brazos”) received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds. The following table includes the well’s volumes, average sales prices and net profits for the period from January 2015 through the quarter ended March 31, 2017. The extended period of time reflected in the table below is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well until the quarter ended March 31, 2017.

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

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2018 substantially represents the production by VOC Brazos from December 2017 through February 2018.  The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2017 substantially represents the production by VOC Brazos from December 2016 through February 2017.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $7,759,501 for the three months ended June 30, 2018, an increase of $739,454 or 10.5% from $7,020,047 for the three months ended June 30, 2017.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in market prices for oil and natural gas during the second quarter of 2018.  These increases were partially offset by decreases in oil and natural gas sales volumes during the second quarter of 2018.  During the three months ended June 30, 2018, the average price for oil increased 19.9% to $58.46 per Bbl and the average price for natural gas increased 15.9% to $3.35 per Mcf. Oil sales volumes were 128,000 Bbls for the three months ended June 30, 2018, a decrease of 10,781 Bbls or 7.8% from 138,781 Bbls for the three months ended June 30, 2017, while natural gas sales volumes were 82,681 Mcf, a decrease of 5,287 Mcf or 6.0% from 87,968 Mcf for the same period in 2017.

Costs.   Lease operating expenses were $3,085,442 for the three months ended June 30, 2018, an increase of $156,786 or 5.4% from $2,928,656 for the three months ended June 30, 2017. Production and property taxes were $206,039 for the three months ended June 30, 2018, an increase of $33,873 or 19.7% from $172,166 for the same period in 2017. Such increase is primarily due to an increase of $38,960 or 23.3%  increase in production taxes due to higher prices for oil and gas.  This increase is partially offset by a decrease of $5,087 in property taxes. Development expenses were $362,442 for the three months ended June 30, 2018, a decrease of $3,593 or 1.0% from $366,035 for the same period in 2017. Such decrease was primarily due to reduced drilling activity and corresponding limited development expenses during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,105,578 for the three months ended June 30, 2018, a decrease of $657,024 or 13.8% from $4,762,602 (which includes the lawsuit settlement proceeds of $1,209,412 and the $205,370 of proceeds as noted in the table above) for the three months ended June 30, 2017.  The Trust’s 80% net profits interest of these totals were $3,284,462 and $3,810,082, respectively. During the three months ended June 30, 2018 and 2017, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $3,284,462 and $3,810,082 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $224,462 and $240,082 for the three months ended June 30, 2018 and 2017, respectively. The Trustee paid general and administrative expenses of $178,698 for the three months ended June 30, 2018, an increase of $54,901 from $123,797 for the three months ended June 30, 2017.  This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended June 30, 2018 of $3,060,000, a decrease of $510,000 from $3,570,000 for the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2018 and 2017 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2018	2017
Sales volumes:
Oil (Bbl)	262,963	274,421
Natural gas (Mcf)	167,561	175,562
Total (BOE)	290,890	303,681
Average sales prices:
Oil (per Bbl)	$54.06	$45.91
Natural gas (per Mcf)	$3.22	$2.73
Gross proceeds:
Oil sales	$14,216,194	$12,599,689
Natural gas sales	539,929	479,187
Total oil and natural gas sales	14,756,123	13,078,876
Lawsuit settlement	0	1,209,412
Total gross proceeds	14,756,123	14,288,288
Costs:
Production and development costs:
Lease operating expenses	6,287,173	5,922,894
Production and property taxes	1,173,350	863,487
Development expenses	652,335	839,250
Total costs	8,112,858	7,625,631

Excess of revenues over direct operating expenses and lease equipment and development costs	6,643,265	6,662,657
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	5,314,612	5,330,126
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$5,314,612	$5,330,126

Included in the results of operations for the quarter ended June 30, 2017 is the following information representing a one-time event associated with the collection of proceeds of $1,209,412 , which VOC Brazos Partners, L.P. (“VOC Brazos”) received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds. The following table includes the well’s volumes, average sales prices and net profits for the period from January 2015 through the quarter ended March 31, 2017. The extended period of time reflected in the table below is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well until the quarter ended March 31, 2017.

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

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2018 substantially represents the production by VOC Brazos from September 2017 through February 2018.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2017 substantially represents the production by VOC Brazos from September 2016 through February 2017.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $14,756,123 for the six months ended June 30, 2018, an increase of $1,677,247 or 12.8% from $13,078,876 for the six months ended June 30, 2017.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in market prices for oil and natural gas during the first six months of 2018.  These increases were partially offset by decreases in oil and natural gas sales volumes during the first six months of 2018.  During the six months ended June 30, 2018, the average price for oil increased 17.8% to $54.06 per Bbl and the average price for natural gas increased 17.9% to $3.22 per Mcf. Oil sales volumes were 262,963 Bbls for the six months ended June 30, 2018, a decrease of 11,458 Bbls or 4.2% from 274,421 Bbls for the six months ended June 30, 2017, while natural gas sales volumes were 167,561 Mcf, a decrease of 8,001 Mcf or 4.6% from 175,562 Mcf for the same period in 2017.

Costs.  Lease operating expenses were $6,287,173 for the six months ended June 30, 2018, an increase of $364,279 or 6.2% from $5,922,894 for the six months ended June 30, 2017. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $1,173,350 for the six months ended June 30, 2018, an increase of $309,863 or 35.9% from $863,487 for the six months ended June 30, 2017. Such increase is primarily due to an increase of $250,203 or 46.4% in property taxes and an increase of $59,660 or 18.4% in production taxes due to higher prices for oil and gas. Development expenses were $652,335 for the six months ended June 30, 2018, a decrease of $186,915 or 22.3% from $839,250 for the same period in 2017. The decrease was primarily due to limited drilling activity and corresponding limited development expenses during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $6,643,265 for the six months ended June 30, 2018, a decrease of $19,392  or 0.3% from $6,662,657 (which includes the lawsuit settlement proceeds of $1,209,412 and the $205,370 of proceeds as noted in the table above) for the six months ended June 30, 2017.  The Trust’s 80% net profits interest of these totals were $5,314,612 and $5,330,126, respectively. During the six months ended June 30, 2018 and 2017, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $5,314,612 and $5,330,126 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $384,612 and $400,126 for the six months ended June 30, 2018 and 2017, respectively. The Trustee paid general and administrative expenses of $464,456 for the six months ended June 30, 2018, an increase of $157,449 from $307,007 for the six months ended June 30, 2017.  This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the six months ended June 30, 2018 of $4,930,000, and $4,930,000 for the six months ended June 30, 2017.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2018, $236,676 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2018 and 2017, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at June 30, 2018 and 2017, respectively.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2018, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: August 10, 2018

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