Form 10-Q
period 2018-09-30
VOC Energy Trust
filed 2018-11-08
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 7, 2018, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income from net profits interest	$3,676,676	$2,140,348	$8,991,288	$7,470,474
Cash on hand used (withheld) for Trust expenses	(155,111)	(55,015)	(75,267)	(148,134)
General and administrative expenses (1)	(121,565)	(215,333)	(586,021)	(522,340)
Distributable income	$3,400,000	$1,870,000	$8,330,000	$6,800,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2018 and 2017)	$0.20	$0.11	$0.49	$0.40

(1)         Includes $24,675 and $0 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2018 and 2017, respectively, and $96,800 and $46,535 during the nine months ended September 30, 2018 and 2017, respectively.  Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2018 and 2017 and $112,500 during each of the nine months ended September 30, 2018 and 2017, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$391,787	$316,520
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(69,283,338)	(63,196,940)
Total assets	$71,700,055	$77,711,186

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2018 and December 31, 2017	$71,700,055	$77,711,186

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$73,579,322	$81,682,482	$77,711,186	$85,466,531
Income from net profits interest	3,676,676	2,140,348	8,991,288	7,470,474
Cash distribution	(3,400,000)	(1,870,000)	(8,330,000)	(6,800,000)
Trust expenses	(121,565)	(215,333)	(586,021)	(522,340)
Amortization of net profits interest	(2,034,378)	(1,935,903)	(6,086,398)	(5,813,071)
Trust corpus, end of period	$71,700,055	$79,801,594	$71,700,055	$79,801,594

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

Note 2.  Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2018 and for the three and nine month periods ended September 30, 2018 and September 30, 2017, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2018 that would impact the financial statements of the Trust.

Note 4.  Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.  Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,595,845	$2,675,434	$11,239,110	$9,338,091
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,676,676	2,140,348	8,991,288	7,470,474
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0	0	0
Income from net profits interest(3)	$3,676,676	$2,140,348	$8,991,288	$7,470,474

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

Included in the nine months ended September 30, 2017 is the collection of proceeds of $1,209,412, which VOC Brazos received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In addition, it includes $205,370 for the excess of revenues over direct operating expenses and lease equipment and development costs from said well from January 2015 through March 31, 2017. The extended period of time is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well to the Trust until the quarter ended June 30, 2017.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time.  During the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018 and 2017, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at September 30, 2018 and 2017, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2018 substantially represents production by VOC Brazos from March 2018 through May 2018 and the cash received by the Trust during the three months ended September 30, 2017 substantially represents production by VOC Brazos from March 2017 through May 2017.  The cash received by the Trust during the nine months ended September 30, 2018 substantially represents production by VOC Brazos from September 2017 through May 2018 and the cash received by the Trust during the nine months ended September 30, 2017 substantially represents production by VOC Brazos from September 2016 through May 2017.

For the three and nine months ended September 30, 2018 and 2017, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to nine months, using market sensitive pricing.

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

The third quarterly distribution during 2018 was $3,400,000, or $0.20 per Trust Unit, and was made on August 14, 2018 to Trust unitholders owning Trust Units as of July 30, 2018. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2018 through June 30, 2018.

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

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2018 and 2017, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Events

On October 18, 2018, the Trust announced a Trust distribution of net profits for the third quarterly payment period ended September 30, 2018. Unitholders of record on October 30, 2018 will receive a distribution amounting to $3,740,000, or $0.22 per Trust Unit, which will be paid on November 14, 2018.  In addition, VOC Brazos reported to the Trustee that it entered into a new joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood Energy”) to develop the lower EagleBine interval, also referred to as the Lower Woodbine Organic Shale (“LWOS”), within the south half of the Kurten Woodbine Unit (the “Contract Area”).

The previous joint venture with Hawkwood Energy was terminated in 2017.  Under the terms of the new joint venture agreement, Hawkwood Energy may carry VOC Brazos for its share of drilling and completion costs for up to four LWOS wells (the “Earning Wells”), with the first Earning Well to be spud by August 31, 2018 and the fourth Earning Well to be spud by June 30, 2019.  In exchange, Hawkwood Energy has the opportunity to earn a working interest representing 50% of VOC Brazos’ interest in each Earning Well and up to a 50% interest in VOC Brazos’ acreage in the Contract Area. After the Earning Wells are completed, Hawkwood Energy also has the right to propose and drill up to eight LWOS wells in 2019 and twelve LWOS wells in 2020. There is no contractual limitation of the number of wells per year to propose and drill after 2020. To date, Hawkwood has drilled and set production casing on the first two Earning Wells, with completion of both such wells expected to occur later this year.

Activity pursuant to the terms of the joint venture agreement recommences the horizontal LWOS drilling development program that VOC Brazos previously reported to the Trustee in December 2014.  VOC Brazos is evaluating the potential economic benefits associated with development of the LWOS and pad drilling in the upper EagleBine interval. If these activities are pursued, with the exception of the Earning Wells in which Hawkwood Energy would carry VOC Brazos for its share of drilling and completion costs, such activities would result in increased development costs burdening the net profits interest of the Trust relative to historical development costs. As a result of such increased development costs, cash available for distributions by the Trust would be temporarily reduced until anticipated production from the various development efforts in the Kurten Woodbine Unit can be brought on-line. To address these emerging opportunities, VOC Brazos will continue to evaluate the appropriate strategy and capital plan to fund development for the Trust.

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

Results of Operations for the Quarters Ended September 30, 2018 and 2017

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2018 and 2017 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2018	2017
Sales volumes:
Oil (Bbl)	132,705	137,793
Natural gas (Mcf)	80,036	83,055
Total (BOE)	146,044	151,636
Average sales prices:
Oil (per Bbl)	$62.84	$46.07
Natural gas (per Mcf)	$3.31	$2.83
Gross proceeds:
Oil sales	$8,338,594	$6,348,263
Natural gas sales	264,969	235,237
Total gross proceeds	8,603,563	6,583,500
Costs:
Production and development costs:
Lease operating expenses	2,993,076	2,804,648
Production and property taxes	675,789	545,039
Development expenses	338,853	558,379
Total costs	4,007,718	3,908,066

Excess of revenues over direct operating expenses and lease equipment and development costs	4,595,845	2,675,434
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,676,676	2,140,348
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$3,676,676	$2,140,348

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2018 substantially represents the production by VOC Brazos from March 2018 through May 2018.  The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2017 substantially represents the production by VOC Brazos from March 2017 through May 2017.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $8,603,563 for the three months ended September 30, 2018, an increase of $2,020,063 or 30.7% from $6,583,500 for the three months ended September 30, 2017.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in market prices for oil and natural gas during the third quarter of 2018.  During the three months ended September 30, 2018, the average price for oil increased 36.4% to $62.84 per Bbl and the average price for natural gas increased 17.0% to $3.31 per Mcf. Oil sales volumes were 132,705 Bbls for the three months ended September 30, 2018, a decrease of 5,088 Bbls or 3.7% from 137,793 Bbls for the three months ended September 30, 2017, while natural gas sales volumes were 80,036 Mcf, a decrease of 3,019 Mcf or 3.6% from 83,055 Mcf for the same period in 2017.

Costs.   Lease operating expenses were $2,993,076 for the three months ended September 30, 2018, an increase of $188,428 or 6.7% from $2,804,648 for the three months ended September 30, 2017. Production and property taxes were $675,789 for the three months ended September 30, 2018, an increase of $130,750 or 24.0% from $545,039 for the same period in 2017. Such increase is due to an increase of $81,114 or 21.7%  in property taxes and an increase of $49,636 or 29.1% in production taxes due to higher prices for oil and gas.  Development expenses were $338,853 for the three months ended September 30, 2018, a decrease of $219,526 or 39.3%

from $558,379 for the same period in 2017. Such decrease was primarily due to reduced drilling activity and corresponding limited development expenses during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,595,845 for the three months ended September 30, 2018, an increase of $1,920,411 or 71.8% from $2,675,434 for the three months ended September 30, 2017.  The Trust’s 80% net profits interest of such amount was $3,676,676 for the three months ended September 30, 2018 and $2,140,348 for the same period in 2017. During the three months ended September 30, 2018 and 2017, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, however,  a Trust holdback for future expenses of $276,676 and $270,348 was made for the three months ended September 30, 2018 and 2017, respectively. The Trustee paid general and administrative expenses of $121,565 for the three months ended September 30, 2018, a decrease of $93,768 or approximately 43.5% from $215,333 for the three months ended September 30, 2017.  This decrease was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended September 30, 2018 of $3,400,000, an increase of $1,530,000 or approximately 81.8% from $1,870,000 for the three months ended September 30, 2017.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2018 and 2017 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2018	2017
Sales volumes:
Oil (Bbl)	395,668	412,214
Natural gas (Mcf)	247,597	258,617
Total (BOE)	436,934	455,317
Average sales prices:
Oil (per Bbl)	$57.00	$45.97
Natural gas (per Mcf)	$3.25	$2.76
Gross proceeds:
Oil sales	$22,554,788	$18,947,952
Natural gas sales	804,898	714,424
Total oil and natural gas sales	23,359,686	19,662,376
Lawsuit settlement	0	1,209,412
Total gross proceeds	23,359,686	20,871,788
Costs:
Production and development costs:
Lease operating expenses	9,280,249	8,727,542
Production and property taxes	1,849,139	1,408,526
Development expenses	991,188	1,397,629
Total costs	12,120,576	11,533,697

Excess of revenues over direct operating expenses and lease equipment and development costs	11,239,110	9,338,091
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	8,991,288	7,470,474
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$8,991,288	$7,470,474

Included in the results of operations for the nine months ended September 30, 2017 is the following information representing a one-time event associated with the collection of proceeds of $1,209,412, which VOC Brazos received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos’ legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds. The following table includes the well’s volumes, average sales prices and net profits for the period from January 2015 through the quarter ended March 31, 2017. The extended period of time reflected in the table below is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC

Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well until the quarter ended March 31, 2017.

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

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2018 substantially represents the production by VOC Brazos from September 2017 through May 2018.  The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2017 substantially represents the production by VOC Brazos from September 2016 through May 2017.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $23,359,686 for the nine months ended September 30, 2018, an increase of $3,697,310 or 18.8% from $19,662,376 for the nine months ended September 30, 2017.  Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to increases in market prices for oil and natural gas during the first nine months of 2018.  During the nine months ended September 30, 2018, the average price for oil increased 24.0% to $57.00 per Bbl and the average price for natural gas increased 17.8% to $3.25 per Mcf. Oil sales volumes were 395,668 Bbls for the nine months ended September 30, 2018, a decrease of 16,546 Bbls or 4.0% from 412,214 Bbls for the nine months ended September 30, 2017, while natural gas sales volumes were 247,597 Mcf, a decrease of 11,020 Mcf or 4.3% from 258,617 Mcf for the same period in 2017.

Costs.  Lease operating expenses were $9,280,249 for the nine months ended September 30, 2018, an increase of $552,707 or 6.3% from $8,727,542 for the nine months ended September 30, 2017. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $1,849,139 for the nine months ended September 30, 2018, an increase of $440,613 or 31.3% from $1,408,526 for the nine months ended September 30, 2017. Such increase is primarily due to an increase of $331,317 or 36.3% in property taxes and an increase of $109,296 or 22.1% in production taxes due to higher prices for oil and gas. Development expenses were $991,188 for the nine months ended September 30, 2018, a decrease of $406,441 or 29.1% from $1,397,629 for the same period in 2017. The decrease was primarily due to limited drilling activity and corresponding limited development expenses during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $11,239,110 for the nine months ended September 30, 2018, an increase of $1,901,019 or 20.4% from $9,338,091 (which includes the lawsuit settlement proceeds of $1,209,412 and the $205,370 of proceeds as noted in the table above) for the nine months ended September 30, 2017.  The Trust’s 80% net profits interest of these totals were $8,991,288 and $7,470,474, respectively. During the nine months ended September 30, 2018 and 2017, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $8,991,288 and $7,470,474 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $661,288 and $670,474 for the nine months ended September 30, 2018 and 2017, respectively. The Trustee paid general and administrative expenses of $586,021 for the nine months ended September 30, 2018, an increase of $63,681 from $522,340 for the nine months ended September 30, 2017.  This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the nine months ended September 30, 2018 of $8,330,000, and $6,800,000 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2018, $391,787 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and nine months ended September 30, 2018 and 2017, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,000,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1,000,000 in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at September 30, 2018 and 2017, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2018, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 8, 2018

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