Form 10-K
period 2018-12-31
VOC Energy Trust
filed 2019-03-12
CIK 1505413

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

          The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $5.31 on June 29, 2018, was approximately $67,690,553.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2019, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

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

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2016, 2017 and 2018 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

PART I

Item 1.    Business.

General

        VOC Energy Trust, which we refer to as the "trust," was formed in November 2010 by VOC Brazos Energy Partners, L.P., which we refer to as "VOC Brazos." Much of the information disclosed herein has been provided to the trust by VOC Brazos, including information associated with the underlying properties such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.

        The trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee. The trust maintains its offices at the office of the trustee, at 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the trustee is 1-855-802-1094. In addition, Wilmington Trust Company acts as the Delaware trustee of the trust. The Delaware trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The trust does not have any employees, and the business and affairs of the trust are managed by the trustee.

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at http://voc.investorhq.businesswire.com.

        On May 10, 2011, VOC Brazos and the trust completed an initial public offering of units of beneficial interest in the trust, which are referred to herein as the "trust units." In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the "net profits interest." VOC Brazos' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the "underlying properties." As of December 31, 2018, the underlying properties included interests in 800 gross (491.1 net) producing wells and included 87,382 gross (54,181.5 net) acres. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2018, cumulatively, since inception, the trust has received payment for approximately 4.6 MMBoe of the trust's 8.5 MMBoe interest.

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

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 12, 2019.

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

Periodic Reports

        The trustee files all required trust federal and state income tax and information returns. The trustee prepares and provides the tax information that trust unitholders need to correctly report their share of the income and deductions of the trust. The trustee also causes to be prepared and filed reports required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the trust units are listed or admitted to trading, and also causes the trust to comply with the provisions of the Sarbanes-Oxley Act of 2002, including but not limited to, by establishing, evaluating and maintaining a system of internal control over financial reporting in compliance with the requirements of Section 404 thereof.

        Each trust unitholder and his or her representatives may examine, for any proper purpose, during reasonable business hours, the records of the trust and the trustee.

Liability of Trust Unitholders

        Under the Delaware Statutory Trust Act, trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. Courts in jurisdictions outside of Delaware, however, may not give effect to such limitation.

Voting Rights of Trust Unitholders

        The trustee or trust unitholders owning at least 10% of the outstanding trust units may call meetings of trust unitholders. The trust is responsible for all costs associated with calling a meeting of trust unitholders unless such meeting is called by the trust unitholders, in which case the trust unitholders are responsible for all costs associated with calling such meeting of trust unitholders. Meetings must be held in such location as is designated by the trustee in the notice of such meeting. The trustee must send written notice of the time and place of the meeting and the matters to be acted upon to all of the trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of trust units outstanding must be present or represented by proxy to have a quorum. Each trust unitholder is entitled to one vote for each trust unit owned.

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

Net Profits Interest

        The net profits interest was conveyed to the trust by VOC Brazos on May 10, 2011 by means of a conveyance instrument that has been recorded in the appropriate real property records in each county in Kansas and Texas where the oil and natural gas properties to which the underlying properties relate are located. The net profits interest burdens the net interest owned by VOC Brazos in the underlying properties in existence as of May 10, 2011.

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

        As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.7 million paid to the VOC Operators in 2016, 2017 and 2018, respectively, for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index ("OAI") published by the Council of Petroleum Accountants Society ("COPAS") for that year.

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

        The trustee is not obligated to return any cash received from the net profits interest. Any overpayments that VOC Brazos makes to the trust due to adjustments to prior calculations of net proceeds or otherwise will reduce future amounts payable to the trust until VOC Brazos recovers the overpayments plus interest at the prime rate.

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

        The summary is limited to trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment. Each trust unitholder should consult his or her own tax advisor with respect to his or her particular circumstances.

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

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2018 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://voc.investorhq.businesswire.com.

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

        In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 7.5% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2021. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2021 will be approximately $23.0 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2016, 2017 and 2018 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 27 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2016, 2017 and 2018 is presented consistent with these requirements.

        Proved Reserves of VOC Energy Trust.    The following table sets forth, as of December 31, 2018, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	3,416	1,574	3,680
Proved Undeveloped	972	704	1,089
Total Proved	4,388	2,278	4,769

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2015	5,448	2,571	5,877
Revisions of previous estimates	(160)	(278)	(206)
Production(1)	(450)	(272)	(495)

Balance, December 31, 2016	4,838	2,021	5,176
Revisions of previous estimates	(407)	(46)	(415)
Production(1)	(431)	(268)	(476)

Balance, December 31, 2017	4,000	1,707	4,285
Revisions of previous estimates	808	824	946
Production(1)	(420)	(253)	(462)

Balance, December 31, 2018	4,388	2,278	4,769

Proved Developed Reserves:
Balance, December 31, 2015	4,288	1,682	4,569

Balance, December 31, 2016	3,667	1,311	3,886

Balance, December 31, 2017	3,343	1,320	3,564

Balance, December 31, 2018	3,416	1,574	3,680

Proved Undeveloped Reserves:
Balance, December 31, 2015	1,160	890	1,308
Proved undeveloped reserves converted to proved developed by drilling	(35)	0	(35)
Additional proved undeveloped reserves added	54	0	54
Revisions of previous estimates	(7)	(179)	(37)

Balance, December 31, 2016	1,172	711	1,290
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	377	232	416
Revisions of previous estimates	(892)	(556)	(985)

Balance, December 31, 2017	657	387	721
Proved undeveloped reserves converted to proved developed by drilling	(6)	0	(6)
Additional proved undeveloped reserves added	321	0	321
Revisions of previous estimates	0	317	53

Balance, December 31, 2018	972	704	1,089

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

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2018 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2018 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	4,115.1	156.5	1,214.8	5,486.4
Gas (MMcf)	1,968.5	0.0	879.6	2,848.2
Revenue
Oil	$255,806.7	$9,772.1	$77,771.0	$343,349.7
Gas	5,397.5	0.0	2,517.5	7,914.9
Severance Taxes	6,060.5	333.4	3,528.7	9,922.5
Ad Valorem Taxes	6,507.1	347.4	2,592.4	9,446.9
Operating Expenses	95,938.0	206.4	3,346.0	99,490.3
Workover Expenses	14,039.8	0.0	0.0	14,039.8
COPAS Overhead	14,411.9	88.0	488.0	14.987.9
Other Deductions	290.4	140.8	667.1	1,098.4
Investments	87.7	643.9	22,225.9	22,957.5
80% Net Profits Interest Net Operating Income (NPI)(1)	$99,095.1	$6,409.7	$37,952.3	$143,457.1
80% NPI(2)	$65.911.1	$4,569.2	$23,670.1	$94,150.5

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2018, CG&A estimated that the trust would terminate December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $65.56 per Bbl and a Henry Hub natural gas price of $3.112 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2018. The price adjustments were based on oil price differentials forecast at –$5.00 per Bbl for the Kansas underlying properties, –$1.00 per Bbl for the Kurten (Woodbine) Field wells in Texas, –$2.00 per Bbl for the Sand Flat Unit and Hitts Lake North Field wells in Texas and –$1.00 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials were forecast on a per property basis as provided by VOC Brazos and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at 4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero when a rate of 6 Bbl/day per well was reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue, but dropped to 2.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 3.29 percent of revenue (after severance taxes) for the Texas properties.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2018.

	Gross	Net
	(acres)
Developed Acreage:
Kansas	63,689	37,340.2
Texas	23,693	16,841.3

Total	87,382	54,181.5

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2018:

	Operated Wells		Non- Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	749	476.9	35	7.7	784	484.6
Natural gas	13	5.8	3	0.7	16	6.5

Total	762	482.7	38	8.4	800	491.1

        The following is a summary of the number of developmental wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2016		2017		2018
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	1	1	2	1.9	2	0.7
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—

Total	1	1	2	1.9	2	0.7

        In 2018, two Hawkwood Earning Wells were drilled and completed at no cost to VOC Brazos, one MD America Earning Well was drilled and is waiting on completion at no cost to VOC Brazos, and one well was drilled with capital expenditures of $201,253 and is waiting on completion. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe received by the trust from the underlying properties.

	Year Ended December 31,
	2016	2017	2018
Sales prices:
Oil (per Bbl)	$37.58	$45.26	$59.18
Natural gas (per Mcf)	$1.83	$2.78	$3.26
Lease operating expense (per Boe)	$18.29	$19.41	$21.40
Production and property taxes (per Boe)	$3.18	$2.59	$3.56

Major Producing Areas

        The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2018.

	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
					(In Thousands)
Kansas (164 Fields)
Fairport	729	0	729	7.4%	$10,645	8.1%
Marcotte	297	0	297	3.0	4,781	3.6
Chase-Silica	275	0	275	2.8	3,886	3.0
Bindley	193	0	193	2.0	2,564	2.0
Mueller	114	0	114	1.2	1,951	1.5
Codell	101	0	101	1.0	1,896	1.4
Paradise Creek	92	0	92	0.9	1,832	1.4
Wesley	61	0	61	0.6	1,078	0.8
Diebolt	93	0	93	1.0	920	0.7
Griston SW	35	0	35	0.4	871	0.7
Adell Northwest	57	0	57	0.6	828	0.6
Yaege	72	0	72	0.7	814	0.6
Gerberding	38	70	50	0.5	807	0.6
Other	1,529	1,012	1,697	17.3	13,567	10.3

Kansas Total	3,686	1,082	3,866	39.4	46,440	35.3
Texas (5 Fields)
Kurten	3,957	3,720	4,577	46.7	63,828	48.6
Hitts Lake North	701	0	701	7.1	13,781	10.5
Sand Flat	619	0	619	6.3	6,531	5.0
Other	32	38	38	0.5	689	0.6

Texas Total	5,309	3,758	5,935	60.5	84,829	64.7

Total	8,995	4,840	9,801	100.0%	$131,269	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2018 through December 1, 2018 and were held constant for the life of the properties. This yielded a price for oil of $65.56 per barrel and a price for natural gas of $3.11 per MMBtu.

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

        Kansas.    As of December 31, 2018, proved reserves attributable to the portion of the Kansas underlying properties were approximately 3.9 MMBoe and were located in three primary areas: the Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2018, the VOC Operators operated 96.8% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.

        The major fields in the Central Kansas Uplift include Fairport Field, Marcotte Field and Chase-Silica Field, all of which are producing primarily from the Arbuckle and Lansing Kansas City zones. The major fields in Western Kansas include the Bindley, Moore-Johnson and Wesley fields, which are producing primarily from the Mississippian, Morrow, Lansing Kansas City and Cherokee zones. The major fields in South Central Kansas include the Gerberding, Spivey Grabs and Alford fields, which are producing primarily from the Mississippian, Simpson and Lansing Kansas City zones.

        Texas.    As of December 31, 2018, proved reserves attributable to the Texas underlying properties were approximately 5.9 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2018, the VOC Operators operated approximately 99.1% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.

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

        The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the underlying properties from the above table:

	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2016	152	160	179
2017	96	136	119
2018	95	141	119

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

        Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 1.320 billion barrels for the State of Texas during 2018. There were 29 operating oil refineries located in Texas in 2018 with combined capacity to refine over 5.70 million barrels of oil per day. With oil production in the state of Texas averaging approximately 3.95 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

        Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 1,900 operators reported aggregate oil production of approximately 35.0 million barrels for the state of Kansas in 2018. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine approximately 390,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 96,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.

        Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing, LLC, an affiliate of VOC Brazos, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2016, 2017 and 2018, MV Purchasing purchased 31%, 38% and 38%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2016, 2017 and 2018 received by the trust from the underlying properties was $3.98, $3.78 and $3.05 per barrel, respectively.

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

        Vess Oil Corporation has committed to sell all of its natural gas production attributable to the Kurten Woodbine Unit in Texas to ETC Texas Pipeline, Ltd., on a year-to-year basis effective October 1, 2014. Vess Oil Corporation has also committed to sell to ONEOK Field Services Company, L.L.C. all of its natural gas production attributable to three wells in Kingman and Barber Counties, Kansas on a month-to-month basis effective as of August 31, 2015.

        VOC Brazos does not have any volume commitments or take or pay arrangements.

Sale and Abandonment of Underlying Properties

        VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2016, 2017 and 2018, VOC Brazos plugged and abandoned 13, 11 and 17 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.

        VOC Brazos generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the trust unitholders. In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received. Net sales proceeds of $0 and $0 were paid to the trust during 2017 and 2018, respectively, for its share of interest in certain underlying properties that were sold. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2018.

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

        VOC Brazos' interests in the underlying properties are typically subject, in one degree or another, to one or more of the following:

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

  •
  restrict the types, quantities and concentration of various substances that can be released or emitted into the environment in the performance of drilling and production activities;

  •
  limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

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

        The Resource Conservation and Recovery Act, or "RCRA," and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA's non-hazardous waste provisions. In 2016, however, the EPA entered into a settlement with environmental groups wherein it agreed to decide by March 2019 whether to revise the EPA's current determination exempting oil and gas wastes from regulation as RCRA hazardous wastes. While the EPA has not taken any action toward changing the status of oil and gas wastes under RCRA, any such change could result in an increase in the costs to manage and dispose of wastes generated by VOC Bravos' operations, which could have a material adverse effect on the cash distributions to the trust unitholders. In addition, VOC Brazos generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes.

        The real properties upon which VOC Brazos conducts its operations have been used for oil and natural gas exploration and production for many years. Although VOC Brazos believes that it has utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released on or under the real properties upon which VOC Brazos conducts its operations, or on or under other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under VOC Brazos' control. These properties and the substances disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, VOC Brazos could be required to remove or remediate previously disposed wastes, to clean up contaminated property, and to perform remedial operations such as restoration of pits and plugging of abandoned wells to prevent future contamination.

        Water discharges and hydraulic fracturing.    The federal Clean Water Act, or "CWA," and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into waters of the United States and waters of the state, respectively. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or POTW. Unconventional extraction facilities can send wastewater to a private centralized wastewater treatment facility that can either discharge treated water or send it to a POTW. The EPA is conducting a study of the treatment and discharge of oil and gas wastewater. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.

        The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers, or ACE. CWA Section 401 provides that the applicant for an individual National Pollutant Discharge Elimination System, or NPDES, permit to be issued by the EPA or an individual Section 404 permit to be issued by the ACE must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state's approved water quality program. In some instances this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

        In September 2015, new EPA and ACE rules defining the scope of the "waters of the United States" and the EPA's and the ACE's jurisdiction, or the "2015 Rule," became effective. The 2015 Rule has been challenged in multiple courts on the grounds that it unlawfully expands the reach of CWA programs. Due to the status of pending litigation, the 2015 Rule is currently in effect in 22 states. In the remaining states, regulations in effect before promulgation of the 2015 Rule and guidance interpreting relevant United States Supreme Court rulings are in effect. On December 11, 2018, the heads of the EPA and ACE signed a proposed regulation, or the "2018 Pre-Proposal Rule," that would revise the definition of waters of the United States to reduce its reach from the 2015 Rule. The fates of the 2015 Rule and the 2018 Pre-Proposal Rule and applicability of the rules during current and future litigation are uncertain; however, to the extent the 2015 Rule is in effect, it expands the scope of CWA jurisdiction, and VOC Brazos could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other waters of the United States.

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

        Air emissions.    The federal Clean Air Act, or "CAA," and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources and has recently proposed rules that define the terms used to determine whether a source is considered to be a major source under the CAA. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

        The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. The EPA is also charged with establishing ambient air quality standards, the implementation of which can indirectly impact VOC Brazos' operations. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion. A number of state and industry petitioners filed suit in the U.S. Court of Appeals for the District of Columbia Circuit, challenging the 2015 ozone NAAQS. The outcome of the litigation challenging the standard is unknown at this time. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit VOC Brazos' ability to obtain such permits, and result in increased expenditures for pollution control equipment.

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

        In December 2015, the EPA finalized rules that added new sources to the scope of GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as described above, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities, or the "Methane Rule." However, following the November 2016 presidential election and change in administrations, the EPA in 2017 proposed to delay implementation of the Methane Rule, and convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. While the ultimate fate of the Methane Rule is unclear, it may require VOC Brazos to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

        Apart from the EPA, almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. Although it is not possible at this time to predict if Congress may pass climate change legislation, any future federal or state laws that may be adopted to address GHG emissions could require VOC Brazos to incur increased operating costs and could adversely affect demand for the oil and natural gas VOC Brazos produces.

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

        Endangered Species Act.    The federal Endangered Species Act, or "ESA," restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. The designation of previously unidentified endangered or threatened species could cause VOC Brazos to incur additional costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the underlying properties. While some of VOC Brazos' facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, VOC Brazos believes that it is in substantial compliance with the ESA.

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

  •
  acts of force majeure.

        Crude oil prices have been volatile over the last several years, and in 2018 ranged from a high of $76.41 to a low of $42.53. The NYMEX crude oil spot prices per Bbl were $53.72, $60.42 and $45.41 as of December 31, 2016, 2017 and 2018, respectively. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.

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

        The amount of cash to be received by the trust from VOC Brazos with respect to the net profits interest, the value of the trust units and the amount of cash distributions to the trust unitholders will depend upon, among other things, oil and natural gas production and prices and the costs incurred by VOC Brazos to develop and produce oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents as well as adverse weather conditions that temporarily or permanently halt the production and sale of oil or natural gas at any of the underlying properties will reduce trust distributions by reducing the amount of net proceeds received by the trust and available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. To the extent VOC Brazos is not able to recover from insurance any costs incurred by VOC Brazos in connection with any such accidents, the net proceeds available for distribution to the trust may be reduced or delayed. In addition, curtailments or damage to pipelines used by VOC Brazos to transport oil and natural gas production to markets for sale could reduce the amount of net proceeds received by the trust and available for distribution. Any such curtailment or damage to the gathering systems used by VOC Brazos could also require VOC Brazos to find alternative means to transport the oil and natural gas production from the underlying properties, which could require VOC Brazos to incur additional costs that will have the effect of reducing net proceeds received by the trust and available for distribution. The trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production or related activities.

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

        VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2018, VOC Brazos sold approximately 38% of the oil produced from the underlying properties to MV Purchasing, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.

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

        VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2016, 2017 and 2018, VOC Brazos plugged and abandoned 13, 11 and 17 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos' obligations relating to the net profits interest on the portion of the underlying properties transferred.

        In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos of the relevant underlying properties and are conditioned upon the trust's receiving an amount equal to the fair market value to the trust of such net profits interest. Any net sales proceeds paid to the trust will be distributable to trust unitholders for the quarter in which they are received. Net sales proceeds of $0 and $0 were paid to the trust during 2017 and 2018 for its share of interest in certain underlying properties that were sold in 2017 and 2018, respectively. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2018.

The reserves attributable to the underlying properties are depleting assets and production from those properties will diminish over time. Furthermore, the trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.

        The net proceeds payable to the trust attributable to the net profits interest are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 87% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2018, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 7.5% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2021 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 7.5% per year.

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

        The net profits interest will bear its share of all costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes and development expenses, which will reduce the amount of cash received by the trust and thereafter distributable to trust unitholders. Accordingly, higher costs and expenses related to the underlying properties will directly decrease the amount of cash received by the trust in respect of its net profits interest, including those costs and expenses related to development pursuant to the joint venture arrangements described in "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program." If the activities pursuant to such arrangements are pursued, other than with respect to certain excepted wells, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the Trust would be temporarily reduced until anticipated production for the various development efforts in the Kurten Woodbine Unit can be brought on line. In addition, cash available for distribution by the trust will be further reduced by the trust's general and administrative expenses.

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

        A purchaser's failure to pay for purchased production could have a significant adverse impact on VOC Brazos' business, which in turn could adversely affect the trust. The recent tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers.

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

        As of the date of this Form 10-K, an affiliate of VOC Brazos, VOC Partners, LLC, owned 25% of the outstanding trust units. VOC Partners, LLC may use some or all of the remaining trust units it owns for a number of business purposes, including:

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

  •
  VOC Brazos may sell some or all of the underlying properties without taking into consideration the interests of the trust unitholders. Such sales may not be in the best interests of the trust unitholders. These purchasers may lack VOC Brazos' experience or its creditworthiness. VOC Brazos also has the right, under certain limited circumstances, to cause the trust to release all or a portion of the net profits interest in connection with a sale of a portion of the underlying properties to which such net profits interest relates.

  •
  MV Purchasing, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2018, VOC Brazos sold approximately 38% of the oil produced from the underlying properties to MV Purchasing.

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

        The oil and gas industry is a direct source of certain greenhouse gases, or "GHG," emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration, or "PSD," construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet "best available control technology" standards that typically are established by the states. This rule could adversely affect Avalon's operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA published a final rule adopting New Source Performance Standards for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites, or the "Methane Rule." Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require VOC Brazos to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

        In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management, or "BLM," issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands that are substantially similar to the EPA's Methane Rule. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule to revise or rescind certain provisions of the 2016 rule. While the future implementation of the EPA and BLM rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation. Moreover, several states have already adopted rules requiring operators of both new and existing sources to develop and implement a LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require VOC Brazos to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

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

        VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2021 of approximately $23.0 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 7.5% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust's ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. Neither VOC Brazos nor the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the business operations of VOC Brazos and its VOC Operators.

        VOC Brazos and its VOC Operators rely on information technology ("IT") systems and networks in connection with various business activities, including exploration, development and production activities. VOC Brazos and its VOC Operators rely on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of the systems and networks of VOC Brazos and its VOC Operators, the confidentiality, availability and integrity of their data and the physical security of employees and assets. VOC Brazos and its VOC Operators have experienced, and expect to continue to experience, attempts from hackers and other third parties to gain unauthorized access to IT systems and networks. Although prior cyber-attacks have not had a material adverse effect on the operations or financial performance of VOC Brazos or of its VOC Operators, VOC Brazos and its VOC Operators may not be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on the reputation, competitive position, business, financial condition and results of operations of VOC Brazos and its VOC Operators, and could have a material adverse effect on the trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to VOC Brazos and its VOC Operators to implement further data protection measures.

        In addition to the risks presented to the systems and networks of VOC Brazos and its VOC Operators, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside the ability of VOC Brazos and its VOC Operators to control, but could have a material adverse effect on the business, financial condition and results of operations of VOC Brazos and its VOC Operators, and could have a material adverse effect on the trust.

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee's operations.

        The trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the trustee's computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

        If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the trustee's computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

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

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The trust units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol "VOC." As of March 12, 2019, the 17,000,000 units outstanding were held by 11 unitholders of record.

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

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2018.

Item 6.    Selected Financial Data.

        The following table sets forth selected data for the trust as of December 31, 2014, 2015, 2016, 2017 and 2018, and for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, based on the audited statements of assets and trust corpus as of December 31, 2014, 2015, 2016, 2017 and 2018 and the audited statements of distributable income for the years ended December 31, 2014, 2015, 2016, 2017 and 2018.

	December 31,
	2014	2015	2016	2017	2018
Net profits income	$32,284,622	$8,627,256	$5,749,845	$9,209,023	$12,938,703
Distributable income	$31,450,000	$7,990,000	$4,845,000	$8,415,000	$12,070,000
Distributions per trust unit	$1.85	$0.47	$0.285	$0.495	$0.710
Total assets at year end	$101,602,829	$93,455,545	$85,466,531	$77,711,186	$70,013,155

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The trust's purpose is, in general, to hold the net profits interest, to distribute to the trust unitholders cash that the trust receives in respect of the net profits interest, and to perform certain administrative functions in respect of the net profits interest and the trust units. The trust derives substantially all of its income and cash flows from the net profits interest.

Critical Accounting Policies

        The trust uses the modified cash basis of accounting to report receipts by the trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")) of the underlying properties, times 80%. Cash distributions of the trust will be made based on the amount of cash received by the trust pursuant to terms of the conveyance creating the net profits interest.

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

        The following is a summary of income from net profits interest received by the trust for the years ended December 31, 2016, 2017 and 2018, consisting of the February, May, August and November distributions for each respective year.

	Year Ended December 31,
	2016		2017		2018
Sales volumes:
Oil (Bbl)	582,075	(1)	543,854	(2)	528,049	(3)
Natural gas (Mcf)	361,741	(1)	338,930	(2)	330,982	(3)
Total (BOE)	642,365		600,342		583,213
Average sales prices:
Oil (per Bbl)	$37.58		$45.26		$59.18
Natural gas (per Mcf)	$1.83		$2.78		$3.26
Gross proceeds:
Oil sales	$21,874,690	(1)	$24,617,112	(2)	$31,248,796	(3)
Natural gas sales	663,416	(1)	941,397	(2)	1,079,120	(3)

Total oil and natural gas sales	22,538,106		25,558,509		32,327,916
Lawsuit settlement	0		1,209,412		0

Total gross proceeds	22,538,106		26,767,921		32,327,916
Costs:
Production and development costs:
Lease operating expenses	11,751,445		11,650,665		12,481,714
Production and property taxes	2,045,240		1,556,968		2,073,953
Development expenses	1,554,115		2,049,011		1,598,870

Total costs	15,350,800		15,256,644		16,154,537

Excess of revenues over direct operating expenses and lease equipment and development costs	7,187,306		11,511,277		16,173,379
Times net profits interest over the term of the Trust	80%		80%		80%

Income from net profits interest before reserve adjustments	5,749,845		9,209,023		12,938,703
Cash reserve	0		0		0

Income from net profits interest	$5,749,845		$9,209,023		$12,938,703

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

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2018 (consisting of VOC Brazos' February, May, August and November 2018 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2017 through August 2017.

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

Comparison of Results of the Trust for the Years Ended December 31, 2018 and 2017

        Income from Net Profits Interest.    Income from net profits interest is recorded on a modified cash basis when the trust receives net profits interest proceeds from VOC Brazos. Net profits interest proceeds that VOC Brazos remits to the trust are based on the oil and gas production VOC Brazos has received payment for within one month following the end of the most recent fiscal quarter. VOC Brazos receives payment for its crude oil sales generally within 30 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas gross proceeds, lease operating expenses, production and property taxes and development expenses as follows:

        Total oil and natural gas sales.    Oil and natural gas sales were $32,327,916 for the year ended December 31, 2018, an increase of $6,769,407 or 26.5% from $25,558,509 (including $265,723 as noted above for a one-time event) for the year ended December 31, 2017. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to higher market prices for oil and natural gas during 2018 compared to 2017. These increases were partially offset by a decrease in oil sales volumes and gas sales volumes during 2018 compared to 2017. During the year ended December 31, 2018, the average price for oil increased 30.8% to $59.18 per Bbl and the average price for natural gas increased 17.3% to $3.26 per Mcf. Oil sales volumes were 528,049 Bbls for the year ended December 31, 2018, a decrease of 15,805 Bbls or 2.9% from 543,854 Bbls (including 5,864 Bbls as noted above for a one-time event) for the year ended December 31, 2017, while natural gas sales volumes were 330,982 Mcf a decrease of 7,948 Mcf or 2.3% from 338,930 Mcf (including 6,420 Mcf as noted above for a one-time event).

        Costs.    Lease operating expenses were $12,481,714 for the year ended December 31, 2018, an increase of $831,049 or 7.1% from $11,650,665 (including $43,369 as noted above for a one-time event) for the year ended December 31, 2017. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $2,073,953 for the year ended

December 31, 2018, an increase of $516,985 or 33.2% from $1,556,968 (including $16,984 as noted above for a one-time event) for the year ended December 31, 2017. The increase is primarily due to a 36.7% increase in property taxes and an increase of 28.2% in production taxes as a result of higher prices for oil and natural gas. Development expenses were $1,598,870 for the year ended December 31, 2018, a decrease of $450,141 or 22.0% from $2,049,011 for 2017. The decrease was primarily due to limited drilling activity and corresponding limited development expenses during the year ended December 31, 2018 compared to the year ended December 31, 2017.

        Excess of revenues over direct operating expenses and lease equipment and development costs.    The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $16,173,379 for the year ended December 31, 2018, an increase of $4,662,102 or 40.5% from $11,511,277 (including $205,370 and $1,209,412 as noted above for a one-time event and lawsuit settlement, respectively) for the year ended December 31, 2017. The trust's 80% net profits interest of these totals were $12,938,703 and $9,209,023, respectively. During the year ended December 31, 2018 and 2017, VOC Brazos did not withhold or release any dollar amounts due to the Trust from previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $12,938,703 and $9,209,023 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $868,703 and $794,023 for the years ended December 31, 2018 and 2017, respectively. The trustee paid general and administrative expenses of $825,058 for the year ended December 31, 2018, an increase of $108,915 from $716,143 for the year ended December 31, 2017. These factors resulted in distributable income for the year ended December 31, 2018 of $12,070,000, an increase of $3,655,000 from $8,415,000 for the year ended December 31, 2017.

Comparison of Results of the Trust for the Years Ended December 31, 2017 and 2016

        Income from Net Profits Interest.    Income from net profits interest is recorded on a modified cash basis when the trust receives net profits interest proceeds from VOC Brazos. Net profits interest proceeds that VOC Brazos remits to the trust are based on the oil and gas production VOC Brazos has received payment for within one month following the end of the most recent fiscal quarter. VOC Brazos receives payment for its crude oil sales generally within 30 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas gross proceeds, lease operating expenses, production and property taxes and development expenses as follows:

        Total oil and natural gas sales.    Oil and natural gas sales were $25,558,509 (including $265,723 as noted above for a one-time event) for the year ended December 31, 2017, an increase of $3,020,403 or 13.4% from $22,538,106 (including $438,179 as noted above for a one-time event) for the year ended December 31, 2016. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to higher market prices for oil and natural gas during 2017 compared to 2016. These increases were partially offset by a decrease in oil sales volumes and gas sales volumes during 2017 compared to 2016. During the year ended December 31, 2017, the average price for oil increased 20.4% to $45.26 per Bbl and the average price for natural gas increased 51.9% to $2.78 per Mcf. Oil sales volumes were 543,854 Bbls (including 5,864 Bbls as noted above for a one-time event) for the year ended December 31, 2017, a decrease of 38,221 Bbls or 6.6% from 582,075 Bbls (including 4,502 Bbls as noted above for a one-time event) for the year ended December 31, 2016, while natural gas sales volumes were 338,930 Mcf (including 6,420 Mcf as noted above for a one-time event), a decrease of 22,811 Mcf or 6.3% from 361,741 Mcf (including 3,389 Mcf as noted above for a one-time event).

        Costs.    Lease operating expenses were $11,650,665 (including $43,369 as noted above for a one-time event) for the year ended December 31, 2017, a decrease of $100,780 or 0.9% from $11,751,445 (offset by a $27,906 reimbursement as noted above for a one-time event) for the year ended December 31, 2016. The decrease was primarily due to decreases in the costs of oilfield goods and services. Production and property taxes were $1,556,968 (including $16,984 as noted above for a one-time event) for the year ended December 31, 2017, a decrease of $488,272 or 23.9% from $2,045,240 (including $19,068 as noted above for a one-time event) for the year ended December 31, 2016. The decrease is primarily due to a 37.3% decrease in property taxes, partially offset by a 8.6% increase in production taxes as a result of higher prices for oil and natural gas. Development expenses were $2,049,011 for the year ended December 31, 2017, an increase of $494,896 or 31.8% from $1,554,115 for 2016. The increase was primarily due to increases in development activity and corresponding increased development expenses during the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

        The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2018, the trust made no borrowings.

        As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the cost of oilfield services generally. However, see "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned

Development and Workover Program" below. VOC Brazos has agreed to post a letter of credit in the amount of $1 million in favor of the trustee to protect the trustee against the risk that the trust does not have sufficient cash to pay its expenses.

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

Planned Development and Workover Program

        The primary goals of VOC Brazos' development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos' existing wells or VOC Brazos' historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

  •
  Kansas.  VOC Brazos' historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos expects to incur future development expenditures for these properties through December 31, 2021 of approximately $2.6 million, of which VOC Brazos contemplates spending approximately $2.0 million to drill and complete nine vertical wells. The remaining approximately $0.6 million is expected to be used for recompletions and workovers of nine wells.

  •
  Texas.  VOC Brazos' historical development and workover program for the Texas underlying properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies. In 2009, after an extensive review of horizontal development drilling in the areas, VOC Brazos commenced drilling horizontal wells in the upper interval of the EagleBine formation within the Kurten Woodbine Unit to accelerate the development of proved undeveloped reserves. As of December 31, 2018, VOC Brazos has drilled and completed, or participated in the drilling and completion of, 14 horizontal wells in the upper interval of the EagleBine formation within the Kurten Woodbine Unit.

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

    In 2018, VOC Brazos entered into a new joint venture agreement with Hawkwood Energy. Under the terms of the new joint venture agreement, Hawkwood Energy may carry VOC Brazos for its share of drilling and completion costs for up to four LWOS wells (the "Hawkwood Earning Wells"), with the first Hawkwood Earning Well to be spud by August 31, 2018 and the fourth Hawkwood Earning Well to be spud by June 30, 2019. In exchange, Hawkwood Energy has the opportunity to earn a working interest representing 50% of VOC Brazos' interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos' acreage in the Contract Area. After the Hawkwood Earning Wells are completed, Hawkwood Energy also has the right to propose and drill up to eight LWOS wells in 2019 and twelve LWOS wells in 2020. There is no contractual limitation of the number of wells per year to propose and drill after 2020. To date, Hawkwood has drilled and completed the first two Hawkwood Earning Wells and is currently drilling the third and fourth Hawkwood Earning Wells, with completion of both such wells expected to occur later in 2019.

    In 2018, VOC Brazos also intered into a joint venture agreement with MD America Energy, LLC ("MD America") to develop the LWOS, within the north half of the Kurten Woodbine Unit (the "North Contract Area"). Under the terms of the joint venture agreement, MD America may carry VOC Brazos for its share of drilling and completion costs for up to four LWOS wells (the "MD Earning Wells"), with the first MD Earning Well to be spud by December 31, 2018 and the fourth MD Earning Well to be spud by November 20, 2020. In exchange, MD America has the opportunity to earn a working interest representing 50% of VOC Brazos' interest in each MD Earning Well and up to a 50% interest in VOC Brazos' acreage in the North Contract Area. After the MD Earning Wells are completed, MD America also has the right to propose and drill up to three LWOS wells per year. MD America spudded the first MD Earning Well on November 20, 2018 and has since drilled and set production casing for the well, with completion expected to occur later in 2019.

    VOC Brazos is evaluating the potential economic benefits associated with development of the LWOS and pad drilling in the upper EagleBine interval. If these activities are pursued, with the exception of the Hawkwood Earning Wells and MD Earning Wells in which Hawkwood Energy and MD America, respectively, would carry VOC Brazos for its share of drilling and completion costs, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the trust would be temporarily reduced until anticipated production from the various development efforts in the Kurten Woodbine Unit can be brought on-line. To address these emerging opportunities, VOC Brazos will continue to evaluate the appropriate strategy and capital plan to fund development for the trust.

    VOC Brazos expects to incur future development expenditures for the Texas underlying properties through December 31, 2020 of approximately $19.6 million to drill and complete five horizontal wells in the EagleBine formation within the Kurten Woodbine Unit and approximately $0.8 million to convert 13 horizontal wells from gas lift to rod pump. In addition, under the joint venture agreements, VOC Brazos expects to elect to take an overriding royalty interest, rather than a working interest, in up to four LWOS wells expected to be drilled through December 31, 2020, thereby incurring no additional capital expenditures for those wells.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

Opinion on the financial statements

We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the "Trust") as of December 31, 2017 and 2018, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of VOC Energy Trust as of December 31, 2017 and 2018, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2018, in conformity with the modified cash basis of accounting described in Note B to the financial statements.

Basis of accounting

As described in Note B to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

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

Oklahoma City, Oklahoma

March 12, 2019

VOC ENERGY TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2017	2018
ASSETS
Cash	$316,520	$360,165
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(63,196,940)	(70,938,616)

Total assets	$77,711,186	$70,013,155

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2017 and 2018, respectively	$77,711,186	$70,013,155

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2016	2017	2018
Income from net profits interest	$5,749,845	$9,209,023	$12,938,703
Cash on hand used (withheld) for Trust expenses	12,898	(77,880)	(43,645)
General and administrative expenses(1)	(917,743)	(716,143)	(825,058)

Distributable income	$4,845,000	$8,415,000	$12,070,000

Distributions per Trust unit (17,000,000 Trust units issued and outstanding at December 31, 2016, 2017 and 2018, respectively)	$0.285	$0.495	$0.710

(1)
Includes $90,365, $70,260 and $121,475 paid to VOC Brazos and $150,100, $150,000 and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2016, 2017 and 2018, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2016	2017	2018
Trust corpus, beginning of year	$93,455,545	$85,466,531	$77,711,186
Income from net profits interest	5,749,845	9,209,023	12,938,703
Cash distributions	(4,845,000)	(8,415,000)	(12,070,000)
Trust expenses	(917,743)	(716,143)	(825,058)
Amortization of net profits interest	(7,976,116)	(7,833,225)	(7,741,676)

Trust corpus, end of year	$85,466,531	$77,711,186	$70,013,155

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

        As of December 31, 2018, cumulatively, since inception, the Trust has received payment for approximately 4.6 MMBoe (unaudited).

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2018 that would impact the financial statements of the Trust.

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

        The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)

Net property value to be conveyed	175,739,508

Times 80% net profits interest to Trust	$140,591,606

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year Ended December 31,
	2016		2017		2018
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$7,187,306		$11,511,277		$16,173,379
Times net profits interest over the term of the Trust	80%		80%		80%

Income from net profits interest before reserve adjustments	5,749,845		9,209,023		12,938,703
Cash reserve(2)	0		0		0

Income from net profits interest	$5,749,845	(3)	$9,209,023	(4)	$12,938,703	(5)

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2016, 2017 and 2018, respectively

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST (Continued)

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

(5)
The income from the net profits interest for the year ended December 31, 2018 (consisting of VOC Brazos' February, May, August and November 2018 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2017 through August 2018.

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

Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 12, 2016	October 1, 2015 through December 31, 2015	$0.045	$0.765 million	$0	$0.765 million
May 13, 2016	January 1, 2016 through March 31, 2016	0.05	0.85 million	0	0.85 million
August 12, 2016	April 1, 2016 through June 30, 2016	0.09	1.53 million	0	1.53 million
November 14, 2016	July 1, 2016 through September 30, 2016	0.10	1.70 million	0	1.70 million
February 14, 2017	October 1, 2016 through December 31, 2016	$0.080	$1.36 million	$0	$1.36 million
May 12, 2017	January 1, 2017 through March 31, 2017	0.21	3.57 million	0	3.57 million
August 14, 2017	April 1, 2017 through June 30, 2017	0.11	1.87 million	0	1.87 million
November 14, 2017	July 1, 2017 through September 30, 2017	0.095	1.615 million	0	1.615 million
February 14, 2018	October 1, 2017 through December 31, 2017	$0.11	$1.87 million	$0	$1.87 million
May 15, 2018	January 1, 2018 through March 31, 2018	0.18	3.06 million	0	3.06 million
August 14, 2018	April 1, 2018 through June 30, 2018	0.20	3.4 million	0	3.4 million
November 14, 2018	July 1, 2018 through September 30, 2018	0.22	3.74 million	0	3.74 million

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

        Agreement with VOC Brazos.    In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2016, 2017 and 2018, $90,365, $70,260 (representing three quarters) and $121,475 (representing five quarters), respectively, was paid to VOC Brazos as administrative fees.

        Sales to MV Purchasing, LLC.    For the year ended December 31, 2016, 2017 and 2018, MV Purchasing, LLC, an affiliate of VOC Brazos and referred to as MV Purchasing, purchased 31%, 38% and 38%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2016, 2017 and 2018, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

NOTE I—OTHER EVENTS

  Subsequent event

        On January 17, 2019, the Trust announced a Trust distribution to unitholders of record on January 30, 2019 of $2,465,000, or $0.145 per unit, which was paid on February 14, 2019. Such distribution consisted of the net proceeds of production collected by VOC Brazos from October 1, 2018 through December 31, 2018.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

supplemental information on oil and gas exploration and production activities for 2016, 2017 and 2018 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2016, 2017 and 2018 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2015	5,448,499	2,571,922	5,877,151
Revisions of previous estimates	(159,594)	(278,238)	(205,966)
Production	(449,966)	(271,843)	(495,273)

Balance at December 31, 2016	4,838,939	2,021,841	5,175,912
Revisions of previous estimates	(407,656)	(46,425)	(415,394)
Production	(430,841)	(268,423)	(475,578)

Balance at December 31, 2017	4,000,442	1,706,993	4,284,940
Revisions of previous estimates	808,483	824,461	945,893
Production	(419,865)	(252,933)	(462,021)

Balance at December 31, 2018	4,389,060	2,278,521	4,768,812

Proved developed reserves
December 31, 2015	4,288,394	1,681,990	4,568,726

December 31, 2016	3,667,326	1,310,718	3,885,779

December 31, 2017	3,343,604	1,319,961	3,563,598

December 31, 2018	3,417,252	1,574,826	3,679,723

Proved undeveloped reserves
December 31, 2015	1,160,105	889,932	1,308,425
Proved undeveloped reserves converted to proved developed by drilling	(35,072)	0	(35,072)
Additional proved undeveloped reserves added	54,440	0	54,440
Revisions of previous estimates	(7,860)	(178,809)	(37,659)

December 31, 2016	1,171,613	711,123	1,290,134
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	377,472	232,134	416,161
Revisions of previous estimates	(892,247)	(556,225)	(984,947)

December 31, 2017	656,838	387,032	721,348
Proved undeveloped reserves converted to proved developed by drilling	(6,138)	0	(6,138)
Additional proved undeveloped reserves added	321,318	0	321,318
Revisions of previous estimates	(210)	316,663	52,563

December 31, 2018	971,808	703,695	1,089,091

        The Trust recognized net decreases in reserves for its share of VOC Brazos' total during 2016 associated with the production of properties of 495,273 Boe. This decrease was compounded by a

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

decrease in reserves of 205,967 Boe as a result of negative revisions due to significant decreases in realized prices during 2016.

        The Trust recognized net decreases in reserves for its share of VOC Brazos' total during 2017 associated with the production of properties of 475,578 Boe. This decrease was compounded by a decrease in reserves of 958,682 Boe as a result of the removal of proved undeveloped locations due to changes in a previously adopted development plan. This decrease was partially offset by a net positive revision due to increases in realized prices during 2017.

        The Trust recognized net increases in reserves for its share of VOC Brazos' total during 2018. This increase was primarily the result of net positive revisions due to increases in realized prices during 2018, including additional proved undeveloped reserve locations of 321,318 Boe due to changes in a previously adopted development plan, offset by production of properties of 462,021 Boe.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2016, 2017 and 2018.

	2016	2017	2018
Future cash inflows	$194,095,725	$197,304,650	$281,011,675
Future costs
Production	(105,418,312)	(104,974,205)	(119,188,552)
Development	(30,377,275)	(17,896,289)	(18,366,023)

Future net cash flows	58,300,138	74,434,156	143,457,100
Less 10% discount factor	(23,977,444)	(29,192,122)	(49,306,650)

Standardized measure of discounted future net cash flows	$34,322,694	$45,242,034	$94,150,450

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH

FLOWS FROM PROVED OIL AND GAS RESERVES

	2016	2017	2018
Standardized measure at beginning of year	$54,547,169	$34,322,694	$45,242,034
Net proceeds to the Trust	(5,749,845)	(9.220,768)	(12,938,703)
Net changes in price and production costs	(12,542,407)	13,998,514	36,547,709
Changes in estimated future development costs	(230,237)	8,928,722	(1,475,007)
Development costs incurred during the year	233,920	259,280	102,765
Revisions of quantity estimates	(1,576,842)	(5,791,177)	19,194,422
Accretion of discount	5,454,717	3,432,269	4,524,203
Changes in production rates, timing and other(1)	(5,813,781)	(687,500)	2,953,027

Standardized measure at end of year	$34,322,694	$45,242,034	$94,150,450

(1)
The Trust's changes in standardized measure of discounted future net cash flows attributable to the production rates, timing and other primarily represents changes in the Trust's estimates of when proved reserve quantities will be realized. During the year ended December 31, 2016, the operator increased its development drilling capital plans, which had the effect of accelerating the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

        The average, first-day-of-the-month price during the 12-month period for 2016, 2017 and 2018 used in determining future net revenues related to the standardized measure calculation are as follows:

	2016	2017	2018
Oil (per Bbl)	$39.18	$47.98	$62.58
Gas (per Mcf)	$2.23	$3.14	$2.78

NOTE K—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2017:
Income from net profits interest	$1,520	$3,810	$2,140	$1,739
Distributable income	$1,360	$3,570	$1,870	$1,615
Distributions per unit	$0.0800	$0.2100	$0.1100	$0.0950
2018:
Income from net profits interest	$2,030	$3,284	$3,677	$3,947
Distributable income	$1,870	$3,060	$3,400	$3,740
Distributions per unit	$0.1100	$0.1800	$0.2000	$0.2200

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

        Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by VOC Brazos, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the trust's independent reserve engineers. See "Item 1A. Risk Factors—Neither the trust nor the trust's unitholders have the ability to influence VOC Brazos or control the operations or development of the underlying properties" in this Form 10-K, and "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations" for a description of certain risks relating to these arrangements and reliance on information when reported by VOC Brazos to the trustee and recorded in the trust's results of operations.

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2018, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

        Trustee's Report on Internal Control Over Financial Reporting.    The trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), by the trust. The trust's internal control over financial reporting is a process designed under the supervision of the trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the trust's financial statements for external purposes in accordance with the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, which is a comprehensive basis of accounting other than generally accepted accounting principles.

        As of December 31, 2018, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2018, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2016, 2017 and 2018, the trustee received compensation from the trust in the amount of $150,000 for each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 12, 2019 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%

(1)
Based on 17,000,000 trust units outstanding as of March 12, 2019.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee of $75,000 is payable in equal quarterly installments and increases by 4% each year. For 2016, 2017 and 2018, $90,365, $70,260 (representing three quarters) and $121,475 (representing five quarters), respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.

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

Item 14.    Principal Accounting Fees and Services.

        The trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the trustee.

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2017 and 2018 and fees billed for other services rendered by Grant Thornton LLP.

	2017	2018
Audit fees	$241,500	$215,250
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$241,500	$215,250

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  (1)     Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

  (a)
  (2)     Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3)     Exhibits

Exhibit Number			Description
3.1		—	Certificate of Trust of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on December 30, 2010 (Registration No. 333-171474))

3.2		—	Amended and Restated Trust Agreement of VOC Energy Trust, dated May 10, 2011, among VOC Brazos Energy Partners, L.P., The Bank of New York Mellon Trust Company, N.A., as Trustee of VOC Energy Trust, and Wilmington Trust Company, as Delaware Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

4.1		—	Registration Rights Agreement, dated as of May 10, 2011, by and between VOC Partners, LLC and VOC Energy Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 0001-35160))

10.1		—	Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment, dated May 10, 2011, from VOC Brazos Energy Partners, L.P. and VOC Kansas Energy Partners, LLC, to The Bank of New York Mellon Trust Company, N.A. in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

10.2		—	Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

31.1	*	—	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit Number			Description
32.1	*	—	Certification furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

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

March 12, 2019

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