Form 10-Q
period 2019-03-31
VOC Energy Trust
filed 2019-05-09
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	VOC	The New York Stock Exchange

As of May 8, 2019, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2019	2018
Income from net profits interest	$2,610,130	$2,030,150
Cash on hand used for Trust expenses	234,639	125,608
General and administrative expenses (1)	(379,769)	(285,758)
Distributable income	$2,465,000	$1,870,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at March 31, 2019 and 2018)	$0.145	$0.110

(1)         Includes $24,675 and $47,450 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended March 31, 2019 and 2018, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2019 and 2018.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$125,526	$360,165
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(72,523,291)	(70,938,616)
Total assets	$68,193,841	$70,013,155

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at March 31, 2019 and December 31, 2018	$68,193,841	$70,013,155

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2019	2018
Trust corpus, beginning of period	$70,013,155	$77,711,186
Income from net profits interest	2,610,130	2,030,150
Cash distribution	(2,465,000)	(1,870,000)
Trust expenses	(379,769)	(285,758)
Amortization of net profits interest	(1.584,675)	(2,077,041)
Trust corpus, end of period	$68,193,841	$75,508,537

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

Note 2.   Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2019 and for the three-month periods ended March 31, 2019 and March 31, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2019 that would impact the financial statements of the Trust.

Note 4.   Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.   Income from Net Profits Interest

	Three months ended March 31,
	2019	2018
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$3,262,663	$2,537,687
Times 80% net profits interest to Trust	80%	80%
Income from net profits interest before reserve adjustments	2,610,130	2,030,150
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0
Income from net profits interest(3)	$2,610,130	$2,030,150

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended March 31, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at March 31, 2019 and 2018, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended March 31, 2019 substantially represents production by VOC Brazos from September 2018 through November 2018.  The cash received by the Trust during the three months ended March 31, 2018 substantially represents production by VOC Brazos from September 2017 through November 2017.

For the three months ended March 31, 2019 and 2018, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2019 was $2,465,000, or $0.145 per Trust Unit, and was made on February 14, 2019 to Trust unitholders owning Trust Units as of January 30, 2019. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2018 through December 31, 2018.

The first quarterly distribution during 2018 was $1,870,000, or $0.11 per Trust Unit, and was made on February 14, 2018 to Trust unitholders owning Trust Units as of January 30, 2018. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2017 through December 31, 2017.

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2019 and 2018, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Events

On April 18, 2019, the Trust announced a Trust distribution of net profits for the first quarterly payment period ended March 31, 2019. Unitholders of record on April 30, 2019 will receive a distribution amounting to $2,720,000, or $0.16 per Trust Unit, which will be paid on May 15, 2019.

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

Results of Operations for the Quarters Ended March 31, 2019 and 2018

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2019 and 2018 consisting of the January distribution for each respective year:

	Three months ended March 31,
	2019	2018
Sales volumes:
Oil (Bbl)	127,081	134,963
Natural gas (Mcf)	77,731	84,880
Total (BOE)	140,036	149,110
Average sales prices:
Oil (per Bbl)	$63.18	$49.89
Natural gas (per Mcf)	$3.37	$3.10
Gross proceeds:
Oil sales	$8,028,371	$6,733,378
Natural gas sales	262,183	263,244
Total gross proceeds	8,290,554	6,996,622
Costs:
Production and development costs:
Lease operating expenses	3,245,801	3,201,731
Production and property taxes	754,851	967,311
Development expenses	1,027,239	289,893
Total costs	5,027,891	4,458,935

Excess of revenues over direct operating expenses and lease equipment and development costs	3,262,663	2,537,687
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,610,130	2,030,150
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$2,610,130	$2,030,150

The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2019 substantially represents the production by VOC Brazos from September 2018 through November 2018.  The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2018 substantially represents the production by VOC Brazos from September 2017 through November 2017.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $8,290,554 for the three months ended March 31, 2019, an increase of $1,293,932 or 18.5% from $6,996,622 for the three months ended March 31, 2018.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in market prices for oil and natural gas during the first quarter of 2019.  These increases were partially offset by decreases in oil and natural gas sales volumes during the first quarter of 2019.  During the three months ended March 31, 2019, the average price for oil increased 26.6% to $63.18 per Bbl and the average price for natural gas increased 8.7% to $3.37 per Mcf. Oil sales volumes were 127,081 Bbls for the three months ended March 31, 2019, a decrease of 7,882 Bbls or 5.8% from 134,963 Bbls, while natural gas sales volumes were 77,731 Mcf, a decrease of 7,149 Mcf or 8.4% from 84,880 Mcf.

Costs.   Lease operating expenses were $3,245,801 for the three months ended March 31, 2019, an increase of $44,070 or 1.4% from $3,201,731 for the three months ended March 31, 2018. Production and property taxes were $754,851 for the three months ended March 31, 2019, an decrease of $212,460 or 22.0% from $967,311 for the same period in 2018. Such decrease is primarily due to a 30.7% decrease in property taxes.  In addition, production taxes increased 16.6% due to higher prices for oil and gas. Development expenses were $1,027,239 for the three months ended March 31, 2019, an increase of $737,346 or 254.4% from $289,893 for the same period in 2018. Such increase was primarily due to increased drilling activity and corresponding increased development expenses during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $3,262,663 for the three months ended March 31, 2019, an increase of $724,976 or 28.6% from $2,537,687 for the three months ended March 31, 2018.  The Trust’s 80% net profits interest of these totals were $2,610,130 and $2,030,150, respectively. During the three months ended March 31, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,610,130 and $2,030,150 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $145,130 and $160,150 for the three months ended March 31, 2019 and 2018, respectively. The Trustee paid general and administrative expenses of $379,769 for the three months ended March 31, 2019, an increase of $94,011 from $285,758 for the three months ended March 31, 2018.  This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended March 31, 2019 of $2,465,000, an increase of $595,000 from $1,870,000 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of March 31, 2019, $125,526 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three months ended March 31, 2019 and 2018, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at March 31, 2019 and 2018, respectively.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2019, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: May 9, 2019

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