Form 10-Q
period 2019-06-30
VOC Energy Trust
filed 2019-08-09
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

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

As of August 9, 2019, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income from net profits interest	$2,959,412	$3,284,462	$5,569,542	$5,314,612
Cash on hand used (withheld) for Trust expenses	(81,438)	(45,764)	153,201	79,844
General and administrative expenses (1)	(157,974)	(178,698)	(537,743)	(464,456)
Distributable income	$2,720,000	$3,060,000	$5,185,000	$4,930,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2019 and 2018)	$0.16	$0.18	$0.305	$0.29

(1)         Includes $0 and $24,675 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2019 and 2018, respectively, and $24,675 and $72,125 during the six months ended June 30, 2019 and 2018, respectively.  Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended June 30, 2019 and 2018 and $75,000 during each of the six-month periods ended June 30, 2019 and 2018, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$206,964	$360,165
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(74,273,736)	(70,938,616)
Total assets	$66,524,834	$70,013,155

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2019 and December 31, 2018	$66,524,834	$70,013,155

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$68,193,841	$75,508,537	$70,013,155	$77,711,186
Income from net profits interest	2,959,412	3,284,462	5,569,542	5,314,612
Cash distribution	(2,720,000)	(3,060,000)	(5,185,000)	(4,930,000)
Trust expenses	(157,974)	(178,698)	(537,743)	(464,456)
Amortization of net profits interest	(1,750,445)	(1,974,979)	(3,335,120)	(4,052,020)
Trust corpus, end of period	$66,524,834	$73,579,322	$66,524,834	$73,579,322

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

Note 2.  Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2019 and for the three and six month periods ended June 30, 2019 and June 30, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2019 that would impact the financial statements of the Trust.

Note 4.  Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.  Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$3,699,265	$4,105,578	$6,961,928	$6,643,265
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	2,959,412	3,284,462	5,569,542	5,314,612
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0	0	0
Income from net profits interest(3)	$2,959,412	$3,284,462	$5,569,542	$5,314,612

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

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at June 30, 2019 and 2018, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2019 substantially represents production by VOC Brazos from December 2018 through February 2019 and the cash received by the Trust during the three months ended June 30, 2018 substantially represents production by VOC Brazos from December 2017 through February 2018.  The cash received by the Trust during the six months ended June 30, 2019 substantially represents production by VOC Brazos from September 2018 through February 2019 and the cash received by the Trust during the six months ended June 30, 2018 substantially represents production by VOC Brazos from September 2017 through February 2018.

For the three and six months ended June 30, 2019 and 2018, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2019 was $2,720,000, or $0.16 per Trust Unit, and was made on May 15, 2019 to Trust unitholders owning Trust Units as of April 30, 2019. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2019 through March 31, 2019.

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

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2019 and 2018, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Events

On July 18, 2019, the Trust announced a Trust distribution of net profits for the second quarterly payment period ended June 30, 2019. Unitholders of record on July 30, 2019 will receive a distribution amounting to $3,485,000, or $0.205 per Trust Unit, which will be paid on August 14, 2019.

Item 2.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust’s purpose is, in general, to hold the net profits interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interest and to perform certain administrative functions in respect of the net profits interest and the Trust Units. The Trust derives substantially all of its income and cash flows from the net profits interest. All information regarding operations has been provided to the Trustee by VOC Brazos.

Results of Operations for the Quarters Ended June 30, 2019 and 2018

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2019 and 2018 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2019	2018
Sales volumes:
Oil (Bbl)	142,024	128,000
Natural gas (Mcf)	75,981	82,681
Total (BOE)	154,688	141,780
Average sales prices:
Oil (per Bbl)	$49.40	$58.46
Natural gas (per Mcf)	$3.44	$3.35
Gross proceeds:
Oil sales	$7,016,237	$7,482,816
Natural gas sales	261,259	276,685
Total oil and natural gas sales	7,277,496	7,759,501
Lawsuit settlement	0	0
Total gross proceeds	7,277,496	7,759,501
Costs:
Production and development costs:
Lease operating expenses	2,975,256	3,085,442
Production and property taxes	212,003	206,039
Development expenses	390,972	362,442
Total costs	3,578,231	3,653,923

Excess of revenues over direct operating expenses and lease equipment and development costs	3,699,265	4,105,578
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,959,412	3,284,462
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$2,959,412	$3,284,462

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2019 substantially represents the production by VOC Brazos from December 2018 through February 2019.  The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2018 substantially represents the production by VOC Brazos from December 2017 through February 2018.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $7,277,496 for the three months ended June 30, 2019, a decrease of $482,005 or 6.2% from $7,759,501 for the three months ended June 30, 2018.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to decreases in market prices for oil and partially offset by a small increase in market prices for natural gas sales prices during the second quarter of 2019.  This decrease was partially offset by an increase in oil sales volumes partially offset by natural gas sales volumes during the second quarter of 2019.  During the three months ended June 30, 2019, the average price for oil decreased 15.5% to $49.40 per Bbl and the average price for natural gas increased 2.7% to $3.44 per Mcf. Oil sales volumes were 142,024 Bbls for the three months ended June 30, 2019, an increase of 14,024 Bbls or 11.0% from 128,000 Bbls for the three months ended June 30, 2018, while natural gas sales volumes were 75,981 Mcf, a decrease of 6,700 Mcf or 8.1% from 82,681 Mcf for the same period in 2018.

Costs.   Lease operating expenses were $2,975,256 for the three months ended June 30, 2019, a decrease of $110,186 or 3.6% from $3,085,442 for the three months ended June 30, 2018. Production and property taxes were $212,003 for the three months ended June 30, 2019, an increase of $5,964 or 2.9% from $206,039 for the same period in 2018. Such increase is primarily due to an increase of $4,335 or 2.1% increase in production taxes due to higher sales volumes for oil.  This increase is also the result of a slight increase of $1,629 in property taxes. Development expenses were $390,972 for the three months ended June 30, 2019, an increase of $28,530 or 7.9% from $362,442 for the same period in 2018. Such increase was primarily due to increased drilling activity and development expenses during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $3,699,265 for the three months ended June 30, 2019, a decrease of $406,313 or 9.9% from $4,105,578 for the three months ended June 30, 2018.  The Trust’s 80% net profits interest of these totals was $2,959,412 and $3,284,462, respectively. During the three months ended June 30, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,959,412 and $3,284,462 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $239,412 and $224,462 for the three months ended June 30, 2019 and 2018, respectively. The Trustee paid general and administrative expenses of $157,974 for the three months ended June 30, 2019, a decrease of $20,724 from $178,698 for the three months ended June 30, 2018.  This decrease was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended June 30, 2019 of $2,720,000, a decrease of $340,000 from $3,060,000 for the three months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2019 and 2018 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2019	2018
Sales volumes:
Oil (Bbl)	269,105	262,963
Natural gas (Mcf)	153,712	167,561
Total (BOE)	294,724	290,890
Average sales prices:
Oil (per Bbl)	$55.91	$54.06
Natural gas (per Mcf)	$3.41	$3.22
Gross proceeds:
Oil sales	$15,044,608	$14,216,194
Natural gas sales	523,442	539,929
Total oil and natural gas sales	15,568,050	14,756,123
Lawsuit settlement	0	0
Total gross proceeds	15,568,050	14,756,123
Costs:
Production and development costs:
Lease operating expenses	6,221,057	6,287,173
Production and property taxes	966,854	1,173,350
Development expenses	1,418,211	652,335
Total costs	8,606,122	8,112,858

Excess of revenues over direct operating expenses and lease equipment and development costs	6,961,928	6,643,265
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	5,569,542	5,314,612
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$5,569,542	$5,314,612

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2019 substantially represents the production by VOC Brazos from September 2018 through February 2019.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2018 substantially represents the production by VOC Brazos from September 2017 through February 2018.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $15,568,050 for the six months ended June 30, 2019, an increase of $811,927 or 5.5% from $14,756,123 for the six months ended June 30, 2018.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in market prices for oil and natural gas during the first six months of 2019 as well as an increase in oil sales volumes.  These increases were partially offset by a decrease in natural gas sales volumes during the first six months of 2019.  During the six months ended June 30, 2019, the average price for oil increased 3.4% to $55.91 per Bbl and the average price for natural gas increased 5.9% to $3.41 per Mcf. Oil sales volumes were 269,105 Bbls for the six months ended June 30, 2019, an increase of 6,142 Bbls or 2.3% from 262,963 Bbls for the six months ended June 30, 2018, while natural gas sales volumes were 153,712 Mcf, a decrease of 13,849 Mcf or 8.3% from 167,561 Mcf for the same period in 2018.

Costs.  Lease operating expenses were $6,221,057 for the six months ended June 30, 2019, a decrease of $66,116 or 1.1% from $6,287,173 for the six months ended June 30, 2018. Production and property taxes were $966,854 for the six months ended June 30, 2019, a decrease of $206,496 or 17.6% from $1,173,350 for the six months ended June 30, 2018. Such decrease is primarily due to a decrease of $240,394 or 30.5% in property taxes partially offset by an increase of $33,898 or 8.8% in production taxes due to higher prices for oil and gas. Development expenses were $1,418,211 for the six months ended June 30, 2019, an increase of $765,876 or 117.4% from $652,335 for the same period in 2018. Such increase was primarily due to increased drilling activity and corresponding increased development expenses during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $6,961,928 for the six months ended June 30, 2019, an increase of $318,663 or 4.8% from $6,643,265 for the six months ended June 30, 2018.  The Trust’s 80% net profits interest of these totals were $5,569,542 and $5,314,612, respectively. During the six months ended June 30, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $5,569,542 and $5,314,612 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $384,542 and $384,612 for the six months ended June 30, 2019 and 2018, respectively. The Trustee paid general and administrative expenses of $537,743 for the six months ended June 30, 2019, an increase of $73,287 from $464,456 for the six months ended June 30, 2018.  This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income of $5,185,000 for the six months ended June 30, 2019 and $4,930,000 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2019, $206,964 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2019 and 2018, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at June 30, 2019 and 2018, respectively.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended and is not required to provide the information under this Item.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2019, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part 1 of the Form 10-K.

Item 6.  Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

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

Date: August 9, 2019

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