Form 10-Q
period 2019-09-30
VOC Energy Trust
filed 2019-11-13
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2019, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Income from net profits interest	$3,751,554	$3,676,676	$9,321,096	$8,991,288
Cash on hand used (withheld) for Trust expenses	(65,632)	(155,111)	87,569	(75,267)
General and administrative expenses (1)	(200,922)	(121,565)	(738,665)	(586,021)
Distributable income	$3,485,000	$3,400,000	$8,670,000	$8,330,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2019 and 2018)	$0.205	$0.20	$0.51	$0.49

(1)         Includes $51,320 and $24,675 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2019 and 2018, respectively, and $75,995 and $96,800 during the nine months ended September 30, 2019 and 2018, respectively.  Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended September 30, 2019 and 2018 and $112,500 during each of the nine-month periods ended September 30, 2019 and 2018, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$272,596	$360,165
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(76,102,716)	(70,938,616)
Total assets	$64,761,486	$70,013,155

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2019 and December 31, 2018	$64,761,486	$70,013,155

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$66,524,834	$73,579,322	$70,013,155	$77,711,186
Income from net profits interest	3,751,554	3,676,676	9,321,096	8,991,288
Cash distribution	(3,485,000)	(3,400,000)	(8,670,000)	(8,330,000)
Trust expenses	(200,922)	(121,565)	(738,665)	(586,021)
Amortization of net profits interest	(1,828,980)	(2,034,378)	(5,164,100)	(6,086,398)
Trust corpus, end of period	$64,761,486	$71,700,055	$64,761,486	$71,700,055

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

Note 2.  Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2019 and for the three and nine month periods ended September 30, 2019 and September 30, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2019 that would impact the financial statements of the Trust.

Note 4.  Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.  Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,689,442	$4,595,845	$11,651,370	$11,239,110
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,751,554	3,676,676	9,321,096	8,991,288
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0	0	0
Income from net profits interest(3)	$3,751,554	$3,676,676	$9,321,096	$8,991,288

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

(2)         Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time.  During the three months ended September 30, 2019 and 2018, and the nine months ended September 30, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at September 30, 2019 and 2018, respectively.

(3)         The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2019 substantially represents production by VOC Brazos from March 2019 through May 2019 and the cash received by the Trust during the three months ended September 30, 2018 substantially represents production by VOC Brazos from March 2018 through May 2018.  The cash received by the Trust during the nine months ended September 30, 2019 substantially represents production by VOC Brazos from September 2018 through May 2019 and the cash received by the Trust during the nine months ended September 30, 2018 substantially represents production by VOC Brazos from September 2017 through May 2018.

For the three and nine months ended September 30, 2019 and 2018, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties.  Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The third quarterly distribution during 2019 was $3,485,000, or $0.205 per Trust Unit, and was made on August 14, 2019 to Trust unitholders owning Trust Units as of July 30, 2019. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2019 through June 30, 2019.

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

Note 8.  Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2019 and 2018, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.  Subsequent Events

On October 17, 2019, the Trust announced a Trust distribution of net profits for the third quarterly payment period ended September 30, 2019. Unitholders of record on October 30, 2019 will receive a distribution amounting to $3,145,000, or $0.185 per Trust Unit, which will be paid on November 14, 2019.

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

Results of Operations for the Quarters Ended September 30, 2019 and 2018

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2019 and 2018 consisting of the July distribution for each respective year:

	Three months ended
	September 30,
	2019	2018
Sales volumes:
Oil (Bbl)	148,496	132,705
Natural gas (Mcf)	78,786	80,036
Total (BOE)	161,627	146,044
Average sales prices:
Oil (per Bbl)	$58.63	$62.84
Natural gas (per Mcf)	$2.83	$3.31
Gross proceeds:
Oil sales	$8,705,923	$8,338,594
Natural gas sales	223,269	264,969
Total gross proceeds	8,929,192	8,603,563
Costs:
Production and development costs:
Lease operating expenses	3,170,157	2,993,076
Production and property taxes	550,970	675,789
Development expenses	518,623	338,853
Total costs	4,239,750	4,007,718

Excess of revenues over direct operating expenses and lease equipment and development costs	4,689,442	4,595,845
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,751,554	3,676,676
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$3,751,554	$3,676,676

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2019 substantially represents the production by VOC Brazos from March 2019 through May 2019.  The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2018 substantially represents the production by VOC Brazos from March 2018 through May 2018.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $8,929,192 for the three months ended September 30, 2019, an increase of $325,629 or 3.8% from $8,603,563 for the three months ended September 30, 2018.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in oil sales volumes partially offset by a decrease in natural gas sales volumes and decreases in market prices for oil and natural gas sales prices during the third quarter of 2019. Oil sales volumes were 148,496 Bbls for the three months ended September 30, 2019, an increase of 15,791 Bbls or 11.9% from 132,705 Bbls for the three months ended September 30, 2018, while natural gas sales volumes were 78,786 Mcf, a decrease of 1,250 Mcf or 1.6% from 80,036 Mcf for the same period in 2018. During the three months ended September 30, 2019, the average price for oil decreased 6.7% to $58.63 per Bbl and the average price for natural gas decreased 14.5% to $2.83 per Mcf.

Costs.   Lease operating expenses were $3,170,157 for the three months ended September 30, 2019, an increase of $177,081 or 5.9% from $2,993,076 for the three months ended September 30, 2018. Production and property taxes were $550,970 for the three months ended September 30, 2019, a decrease of $124,819 or 18.5% from $675,789 for the same period in 2018. Such decrease is primarily due to a decrease in property taxes of $176,116 or 38.6% offset by an increase of $51,297 or 23.3% in production taxes due to higher sales volumes for oil. Development expenses were $518,623 for the three months ended September 30, 2019, an increase of $179,770 or 53.1% from $338,853 for the same period in 2018. Such increase was primarily due to increased drilling activity and development expenses during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,689,442 for the three months ended September 30, 2019, an increase of $93,597 or 2.0% from $4,595,845 for the three months ended September 30, 2018.  The Trust’s 80% net profits interest of these totals was $3,751,554 and $3,676,676, respectively. During the three months ended September 30, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $3,751,554 and $3,676,676 for such periods, respectively.  These amounts were reduced by a Trust holdback for future expenses of $266,554 and $276,676 for the three months ended September 30, 2019 and 2018, respectively. The Trustee paid general and administrative expenses of $200,922 for the three months ended September 30, 2019, an increase of $79,357 from $121,565 for the three months ended September 30, 2018.  This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended September 30, 2019 of $3,485,000, an increase of $85,000 from $3,400,000 for the three months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2019 and 2018 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2019	2018
Sales volumes:
Oil (Bbl)	417,601	395,668
Natural gas (Mcf)	232,498	247,597
Total (BOE)	456,351	436,934
Average sales prices:
Oil (per Bbl)	$56.87	$57.00
Natural gas (per Mcf)	$3.21	$3.25
Gross proceeds:
Oil sales	$23,750,531	$22,554,788
Natural gas sales	746,711	804,898
Total gross proceeds	24,497,242	23,359,686
Costs:
Production and development costs:
Lease operating expenses	9,391,214	9,280,249
Production and property taxes	1,517,824	1,849,139
Development expenses	1,936,834	991,188
Total costs	12,845,872	12,120,576

Excess of revenues over direct operating expenses and lease equipment and development costs	11,651,370	11,239,110
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	9,321,096	8,991,288
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$9,321,096	$8,991,288

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2019 substantially represents the production by VOC Brazos from September 2018 through May 2019.  The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2018 substantially represents the production by VOC Brazos from September 2017 through May 2018.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $24,497,242 for the nine months ended September 30, 2019, an increase of $1,137,556 or 4.9% from $23,359,686 for the nine months ended September 30, 2018.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to an increase in oil sales volumes offset by a decease in natural gas sales volumes and slight decreases in market prices for oil and natural gas during the first nine months of 2019.   Oil sales volumes were 417,601 Bbls for the nine months ended September 30, 2019, an increase of 21,933 Bbls or 5.5% from 395,668 Bbls for the nine months ended September 30, 2018, while natural gas sales volumes were 232,498 Mcf, a decrease of 15,099 Mcf or 6.1% from 247,597 Mcf for the same period in 2018. During the nine months ended September 30, 2019, the average price for oil decreased 0.2% to $56.87 per Bbl and the average price for natural gas decreased 1.2% to $3.21 per Mcf.

Costs.  Lease operating expenses were $9,391,214 for the nine months ended September 30, 2019, an increase of $110,965 or 1.2% from $9,280,249 for the nine months ended September 30, 2018. Production and property taxes were $1,517,824 for the nine months ended September 30, 2019, a decrease of $331,315 or 17.9% from $1,849,139 for the nine months ended September 30, 2018. Such decrease is primarily due to a decrease of $416,510 or 33.5% in property taxes partially offset by an increase of $85,195 or 14.1% in production taxes due to higher sales volumes and prices for oil. Development expenses were $1,936,834 for the nine months ended September 30, 2019, an increase of $945,646 or 95.4% from $991,188 for the same period in 2018. Such increase was primarily due to increased drilling activity and corresponding increased development expenses during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $11,651,370 for the nine months ended September 30, 2019, an increase of $412,260 or 3.7% from $11,239,110 for the nine months ended September 30, 2018.  The Trust’s 80% net profits interest of these totals were $9,321,096 and $8,991,288, respectively. During the nine months ended September 30, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $9,321,096 and $8,991,288 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $651,096 and $661,288 for the nine months ended September 30, 2019 and 2018, respectively. The Trustee paid general and administrative expenses of $738,665 for the nine months ended September 30, 2019, an increase of $152,644 from $586,021 for the nine months ended September 30, 2018.  This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income of $8,670,000 for the nine months ended September 30, 2019 and $8,330,000 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2019, $272,596 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and nine months ended September 30, 2019 and 2018, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs, other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at September 30, 2019 and 2018, respectively.

In 2018, VOC Brazos entered into a new joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood Energy”) to develop the lower EagleBine interval, also referred to as the Lower Woodbine Organic Shale (“LWOS”), within the south half of the Kurten Woodbine Unit (the “Contract Area”). Under the terms of the new joint venture agreement, Hawkwood Energy could carry VOC Brazos for its share of drilling and completion costs for up to four LWOS wells (the “Hawkwood Earning Wells”), with the first Hawkwood Earning Well to be spud by August 31, 2018 and the fourth Hawkwood Earning Well to be spud by June 30, 2019.  In exchange, Hawkwood Energy would earn a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and a 50% interest in VOC Brazos’ acreage in the Contract Area.  After the Hawkwood Earning Wells are completed, Hawkwood Energy also has the right to propose and drill up to eight LWOS wells in 2019 and twelve LWOS wells in 2020. There is no contractual limitation of the number of wells per year to propose and drill after 2020.

In 2018, VOC Brazos also entered into a joint venture agreement with MD America Energy, LLC (“MD America”) to develop the LWOS, within the north half of the Kurten Woodbine Unit (the “North Contract Area”). Under the terms of the joint venture agreement, MD America may carry VOC Brazos for its share of drilling and completion costs for up to four LWOS wells (the “MD Earning Wells”), with the first MD Earning Well to be spud by December 31, 2018 and the fourth MD Earning Well to be spud by November 20, 2020. In exchange, MD America has the opportunity to earn a working interest representing 50% of VOC Brazos’ interest in each MD Earning Well and up to a 50% interest in VOC Brazos’ acreage in the North Contract Area. After the MD Earning Wells are completed, MD America also has the right to propose and drill up to three LWOS wells per year.

To date, Hawkwood has drilled and completed all four Hawkwood Earning Wells earning 50% of VOC Brazos’ interest in each Hawkwood Earning Well and a 50% interest in VOC Brazos’ acreage in the Contract Area and MD America has drilled and set production casing for the first MD Earning Well. Additionally, Hawkwood has drilled and completed four additional LWOS wells with production commencing in October 2019.  VOC Brazos elected to take an overriding royalty interest in two LWOS wells and a working interest in the other two LWOS wells.

VOC Brazos is evaluating the potential economic benefits associated with development of the LWOS.  If these activities are pursued, with the exception of the Hawkwood Earning Wells and MD Earning Wells in which Hawkwood Energy and MD America, respectively, would carry VOC Brazos for its share of drilling and completion costs, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the trust would be temporarily reduced until anticipated production from the various development efforts in the Kurten Woodbine Unit can be brought on-line. To address these emerging opportunities, VOC Brazos will continue to evaluate the appropriate strategy and capital plan to fund development for the trust.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2019, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 13, 2019

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