Form 10-K
period 2019-12-31
VOC Energy Trust
filed 2020-03-13
CIK 1505413

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35160

VOC ENERGY TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-6183103 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 601 Travis Street, Floor 16 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant's telephone number, including area code: (512) 236-6599

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	VOC	New York Stock Exchange

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

          The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $5.07 on June 28, 2019, was approximately $64,631,093.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 13, 2020, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

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

        Mcf—One thousand standard cubic feet of natural gas. For purposes of this Form 10-K, references to Mcf include an insignificant amount of natural gas liquid measurement.

        MMBbls—One million barrels of crude oil or other liquid hydrocarbons.

        MMBoe—One million barrels of oil equivalent.

        MMBtu—One million British Thermal Units.

        MMcf—One million standard cubic feet of natural gas. For purposes of this Form 10-K, references to MMcf include an insignificant amount of natural gas liquid measurement.

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

          a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2017, 2018 and 2019 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        On May 10, 2011, VOC Brazos and the trust completed an initial public offering of units of beneficial interest in the trust, which are referred to herein as the "trust units." In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the "net profits interest." VOC Brazos' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the "underlying properties." As of December 31, 2019, the underlying properties included interests in 776 gross (475.9 net) producing wells and included 84,812 gross (52,233.0 net) acres. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2019, cumulatively, since inception, the trust has received payment for approximately 5.1 MMBoe of the trust's 8.5 MMBoe interest.

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

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 13, 2020.

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

  •
  annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years;

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

        As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.7 million paid to the VOC Operators in each of 2017 and 2018 and $1.8 million paid in 2019 for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index ("OAI") published by the Council of Petroleum Accountants Society ("COPAS") for that year.

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

        In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 8.4% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2022. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2022 will be approximately $32.7 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2017, 2018 and 2019 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 28 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2017, 2018 and 2019 is presented consistent with these requirements.

        Proved Reserves of VOC Energy Trust.    The following table sets forth, as of December 31, 2019, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	3,178	1,561	3,438
Proved Undeveloped	985	390	1,050
Total Proved	4,163	1,951	4,488

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2016	4,838	2,021	5,176
Revisions of previous estimates	(407)	(46)	(415)
Production(1)	(431)	(268)	(476)

Balance, December 31, 2017	4,000	1,707	4,285
Revisions of previous estimates	809	824	946
Production(1)	(420)	(253)	(462)

Balance, December 31, 2018	4,389	2,278	4,769
Revisions of previous estimates	263	(40)	256
Production(1)	(489)	(287)	(537)

Balance, December 31, 2019	4,163	1,951	4,488

Proved Developed Reserves:
Balance, December 31, 2016	3,667	1,311	3,886

Balance, December 31, 2017	3,343	1,320	3,564

Balance, December 31, 2018	3,416	1,574	3,680

Balance, December 31, 2019	3,178	1,561	3,438

Proved Undeveloped Reserves:
Balance, December 31, 2016	1,172	711	1,290
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	377	232	416
Revisions of previous estimates	(892)	(556)	(985)

Balance, December 31, 2017	657	387	721
Proved undeveloped reserves converted to proved developed by drilling	(6)	0	(6)
Additional proved undeveloped reserves added	321	0	321
Revisions of previous estimates	0	317	53

Balance, December 31, 2018	972	704	1,089
Proved undeveloped reserves converted to proved developed by drilling	(165)	0	(165)
Additional proved undeveloped reserves added	401	0	401
Revisions of previous estimates	(223)	(314)	(275)

Balance, December 31, 2019	985	390	1,050

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

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2019 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2019 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	3,870.7	101.8	1,230.8	5,203.3
Gas (MMcf)	1,888.9	0.0	487.3	2,376.2
NGL (MBbl)	16.1	0.0	0.0	16.1
Revenue
Oil	$203,211.8	$5,449.1	$66,794.3	$275,455.2
Gas	3,625.7	0.0	890.8	4,516.4
NGL	242.4	0.0	0.0	242.4
Severance Taxes	5,425.4	211.0	2,969.2	8,605.6
Ad Valorem Taxes	5,691.8	188.0	2,267.0	8,146.7
Operating Expenses	81,868.5	155.4	2,523.8	84,547.7
Workover Expenses	10,515.1	0.0	0.0	10,515.1
COPAS Overhead	12,715.3	58.6	872.8	13,646.8
Other Deductions	983.0	150.3	1,549.5	2,682.7
Investments	5,852.3	391.8	26,472.1	32,716.3
80% Net Profits Interest Net Operating Income (NPI)(1)	$67,222.8	$3,435.2	$24,824.5	$95,482.5
80% NPI(2)	$46,024.4	$2,428.7	$13,676.0	$62,129.1

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2019, CG&A estimated that the trust would terminate December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $55.69 per Bbl and a Henry Hub natural gas price of $2.578 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2019. The price adjustments were based on oil price differentials forecast at –$4.75 per Bbl for the Kansas underlying properties, –$1.00 per Bbl for the Kurten (Woodbine) Field wells in Texas, –$2.65 per Bbl for the Sand Flat Unit and Hitts Lake North Field wells in Texas and –$1.00 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials varied by property as provided by VOC Brazos and were also not escalated. NGL price differentials were applied at 27% of the WTI oil price and not escalated. The base price differentials may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at 4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero when a rate of 6 Bbl/day per well was reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue but dropped to 2.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 3.29 percent of revenue (after severance taxes) for the Texas properties.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2019.

	Gross	Net
	(acres)
Developed Acreage:
Kansas	61,119	35,391.7
Texas	23,693	16,841.3

Total	84,812	52,233.0

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2019:

	Operated Wells		Non- Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	729	462.2	33	7.4	762	469.6
Natural gas	11	5.6	3	0.7	14	6.3

Total	740	467.8	36	8.1	776	475.9

        The following is a summary of the number of developmental wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2017		2018		2019
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	2	1.9	2	0.7	9	3.6
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—

Total	2	1.9	2	0.7	9	3.6

        In 2018, two Hawkwood Earning Wells (as defined below) were drilled and completed at no cost to VOC Brazos, one MD Earning Well (as defined below) was drilled and is waiting on completion at no cost to VOC Brazos, and one well was drilled with capital expenditures of $201,253 and is waiting on completion.

        In 2019, the remaining two Hawkwood Earning Wells were drilled and completed at no cost to VOC Brazos. An additional four Hawkwood Development Wells were drilled and completed under the joint venture agreement. The one MD Earning Well is still waiting on completion. In addition, two non-joint venture agreement wells were drilled and completed and the well awaiting completion at December 31, 2018 was completed. Total capital expenditures for 2019 for these wells was $6,429,767. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" for more information regarding VOC Brazos' joint venture agreements with Hawkwood Energy East Texas, LLC and MD America Energy, LLC and the Hawkwood Earning Wells, Hawkwood Development Wells and MD Earning Wells (each as defined therein).

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe received by the trust from the underlying properties.

	Year Ended December 31,
	2017	2018	2019
Sales prices:
Oil (per Bbl)	$45.26	$59.18	$56.11
Natural gas (per Mcf)	$2.78	$3.26	$2.90
Lease operating expense (per Boe)	$19.41	$21.40	$20.29
Production and property taxes (per Boe)	$2.59	$3.56	$2.81

Major Producing Areas

        The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2019.

	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
	(In Thousands)
Kansas (157 Fields)
Fairport	652	0	652	7.3%	$7,774	8.8%
Marcotte	244	0	244	2.7	3,156	3.6
Chase-Silica	233	0	233	2.6	2,746	3.1
Mueller	118	0	118	1.3	1,699	1.9
Codell	106	0	106	1.2	1,566	1.8
Bindley	132	0	132	1.5	1,143	1.3
Grison SW	36	0	36	0.4	748	0.8
Rosa Northwest	48	0	48	0.5	717	0.8
Zurich	48	0	48	0.5	693	0.8
Wesley	50	0	50	0.6	672	0.8
Otis-Albert	33	0	33	0.4	453	0.5
Diebolt	82	0	82	0.9	446	0.5
Fabricius	46	0	46	0.5	419	0.5
Other	1,221	659	1,331	15.1	6,959	7.7

Kansas Total	3,049	659	3,159	35.5	29,191	32.9
Texas (5 Fields)
Kurten	3,941	3,243	4,482	50.4	45,276	51.0
Hitts Lake North	654	0	654	7.3	10,348	11.7
Sand Flat	567	3	568	6.4	3,422	3.9
Other	24	59	33	0.4	446	0.5

Texas Total	5,186	3,305	5,737	64.5	59,492	67.1

Total	8,235	3,964	8,896	100.0%	$88,683	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2019 through December 1, 2019 and were held constant for the life of the properties. This yielded a price for oil of $55.69 per barrel and a price for natural gas of $2.578 per MMBtu.

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

        Kansas.    As of December 31, 2019, proved reserves attributable to the portion of the Kansas underlying properties were approximately 3.2 MMBoe and were located in three primary areas: Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2019, the VOC Operators operated 96.4% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.

        The major fields in the Central Kansas Uplift include Fairport Field, Marcotte Field and Chase-Silica Field, all of which are producing primarily from the Arbuckle and Lansing Kansas City zones. The major fields in Western Kansas include the Bindley, Griston SW and Rosa Northwest fields, which are producing primarily from the Mississippian, Morrow, Lansing Kansas City and Cherokee zones. The major fields in South Central Kansas include the Gerberding, Spivey Grabs and Alford fields, which are producing primarily from the Mississippian, Simpson and Lansing Kansas City zones.

        Texas.    As of December 31, 2019, proved reserves attributable to the Texas underlying properties were approximately 5.7 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2019, the VOC Operators operated approximately 99.4% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.

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

        The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the underlying properties from the above table:

	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2017	96	136	119
2018	95	141	119
2019	169	193	201

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

        Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 1.520 billion barrels for the State of Texas during 2019. There were 30 operating oil refineries located in Texas in 2019 with combined capacity to refine over 5.79 million barrels of oil per day. With oil production in the state of Texas averaging approximately 4.55 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

        Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 1,900 operators reported aggregate oil production of approximately 33.0 million barrels for the state of Kansas in 2019. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine approximately 390,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 91,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.

        Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing, LLC, an affiliate of VOC Brazos, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2017, 2018 and 2019, MV Purchasing purchased 38%, 38% and 32%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2017, 2018 and 2019 received by the trust from the underlying properties was $3.78, $3.05 and $2.48 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2017, 2018 and 2019, VOC Brazos plugged and abandoned 11, 17 and 13 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.

        VOC Brazos generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the trust unitholders. In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received. No underlying properties were sold, and therefore no net sales proceeds were paid to the trust for its share of interest in any such underlying properties, during 2018 or 2019. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2019.

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

        The Resource Conservation and Recovery Act, or "RCRA," and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA's non-hazardous waste provisions. In December 2016, the EPA and environmental groups entered into a consent decree to address the EPA's alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. Any future change in the exclusion for such wastes could potentially result in an increase in the cost of managing and disposing of those wastes.

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

        Water discharges and hydraulic fracturing.    The federal Clean Water Act, or "CWA," and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into waters of the United States and waters of the state, respectively. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or POTW. Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment facility that can either discharge treated water or send it to a POTW. The EPA is conducting a study of the treatment and discharge of oil and gas wastewater. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.

        The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers, or ACE. CWA Section 401 provides that the applicant for an individual National Pollutant Discharge Elimination System, or NPDES, permit to be issued by the EPA or an individual Section 404 permit to be issued by the ACE must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state's approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

        How the EPA and the ACE define "waters of the United States" ("WOTUS") can impact MV Partners' regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On February 14, 2019, the EPA and the ACE had published a proposed revised definition of WOTUS intended to clarify and narrow the definition from that in the 2015 rule. The comment period on the proposed changes to the definition of WOTUS closed on April 15, 2019, and a final rule is expected to be published in early 2020. It is anticipated that petitions for review of any 2020 WOTUS rule will be filed and that litigation over the definition of WOTUS will continue. To the extent that VOC Brazos must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, VOC Brazos could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

        The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. The EPA is also charged with establishing ambient air quality standards, the implementation of which can indirectly impact VOC Brazos' operations. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit VOC Brazos' ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

        In December 2015, the EPA finalized rules that added new sources to the scope of GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as described above, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities, or the "Methane Rule." However, following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule's substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. While the ultimate fate of the Methane Rule is unclear, it may require VOC Brazos to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

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

        Endangered Species Act.    The federal Endangered Species Act, or "ESA," restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed, or expensive mitigation may be required. The designation of previously unidentified endangered or threatened species could cause VOC Brazos to incur additional costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the underlying properties. While some of VOC Brazos' facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, VOC Brazos believes that it is in substantial compliance with the ESA.

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

  •
  political conditions or hostilities in oil and natural gas producing regions, including the Middle East, North Africa and South America;

  •
  the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus, or any government response to such occurrence or threat;

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

  •
  acts of force majeure.

        Crude oil prices have been volatile over the last several years, and in 2019 ranged from a high of $66.30 to a low of $46.54. The NYMEX crude oil spot prices per Bbl were $60.42, $45.41 and $61.06 as of December 31, 2017, 2018 and 2019, respectively. Meanwhile, crude oil spot prices per Bbl have dropped sharply in the first quarter of 2020, from $61.17 on January 2, 2020 to $30.24 on March 9, 2020. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.

        Continued low prices of oil and natural gas will reduce the amount of the net proceeds to which the trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties. In addition, the operator of the underlying properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, VOC Brazos may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the net profits interest relating to the abandoned well or property. In making such decisions, VOC Brazos and any transferee will be required under the applicable conveyance to operate, or to use commercially reasonable efforts to cause the operators of the underlying properties to operate, these properties as would a reasonably prudent operator, acting with respect to its own properties (without regard to the existence of the net profits interest). Because substantially all the underlying properties are located in mature fields, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a variety of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to trust unitholders to fluctuate, and a substantial decline in the price of oil or natural gas will reduce the amount of cash available for distribution to the trust unitholders. The volatility of commodity prices also reduces the accuracy of estimates of future cash distributions to trust unitholders.

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

        The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the underlying properties. See "Item 1. Business—Description of the Underlying Properties—Reserves" for a discussion of the method of allocating proved reserves to the underlying properties and the net profits interest. The quantities of reserves attributable to the underlying properties and the net profits interest may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.

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

        Interruptions in production could have a material adverse effect on the trust's financial condition, results of operations and cash flows, and could reduce the amount of cash distributions to unitholders.

VOC Brazos does not have any long-term contracts related to the sale of production of oil and natural gas from the underlying properties and may be unable to find purchasers.

        VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2019, VOC

Brazos sold approximately 32% of the oil produced from the underlying properties to MV Purchasing, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.

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

        VOC Brazos acquired the underlying properties over approximately the past 30 years. The existence of a material title deficiency with respect to the underlying properties could reduce the value of a property or render it worthless, thus adversely affecting the net profits interest and distributions to trust unitholders. VOC Brazos does not obtain title insurance covering mineral leaseholds, and VOC Brazos' failure to cure any title defects may cause VOC Brazos to lose its rights to production from the underlying properties. In the event of any such material title problem, proceeds available for distribution to trust unitholders and the value of the trust units may be reduced.

VOC Brazos may transfer all or a portion of the underlying properties at any time without trust unitholder consent, subject to specified limitations.

        VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2017, 2018 and 2019, VOC Brazos plugged and abandoned 11, 17 and 13 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos' obligations relating to the net profits interest on the portion of the underlying properties transferred.

        In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos of the relevant underlying properties and are conditioned upon the trust's receiving an amount equal to the fair market value to the trust of such net profits interest. Any net sales proceeds paid to the trust will be distributable to trust unitholders for the quarter in which they are received. No underlying properties were sold, and therefore no net sales proceeds were paid to the trust for its share of interest in any such underlying properties, during 2018 or 2019. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2019.

The reserves attributable to the underlying properties are depleting assets and production from those properties will diminish over time. Furthermore, the trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.

        The net proceeds payable to the trust attributable to the net profits interest are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 87% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2019, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 8.4% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2021 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 8.4% per year.

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

        The net profits interest will bear its share of all costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes and development expenses, which will reduce the amount of cash received by the trust and thereafter distributable to trust unitholders. Accordingly, higher costs and expenses related to the underlying properties will directly decrease the amount of cash received by the trust in respect of its net profits interest, including those costs and expenses related to development pursuant to the joint venture arrangements described in "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program." If the activities pursuant to such arrangements are pursued, other than with respect to certain excepted wells, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the Trust would be temporarily reduced, and in some periods there may be no distributions to unitholders, until anticipated production for the various development efforts in the Kurten Woodbine Unit can be brought on line. In addition, cash available for distribution by the trust will be further reduced by the trust's general and administrative expenses.

        If production and development costs on the underlying properties together with the other costs exceed gross proceeds of production from the underlying properties, the trust will not receive net proceeds from those properties until future gross proceeds from production exceed the total of the excess costs, plus accrued interest. If the trust does not receive net proceeds pursuant to the net profits interest, or if such net proceeds are reduced, the trust will not be able to distribute cash to the trust unitholders, or such cash distributions will be reduced, respectively. Development activities may not generate sufficient additional revenue to repay the costs. If annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years, then under the terms of the trust agreement, the trust would be required to dissolve.

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

        The trustee must sell the net profits interest if the holders of a majority of the trust units approve the sale or vote to dissolve the trust. The trustee must also sell the net profits interest if the annual cash proceeds from the underlying properties attributable to the net profits interest are less than $1.0 million for each of any two consecutive years. The sale of the net profits interest will result in the dissolution of the trust. The net proceeds of any such sale will be distributed to the trust unitholders.

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

  •
  MV Purchasing, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2019, VOC Brazos sold approximately 32% of the oil produced from the underlying properties to MV Purchasing.

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

        The oil and gas industry is a direct source of certain greenhouse gases, or "GHG," emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact VOC Brazos' future operations. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration, or "PSD," construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet "best available control technology" standards that typically are established by the states. This rule could adversely affect Avalon's operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA published a final rule adopting New Source Performance Standards for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites, or the "Methane Rule." However, following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule's substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. While the ultimate fate of the Methane Rule is unclear, it may require VOC Brazos to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

        In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management, or "BLM," issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands (the "BLM Methane and Waste Prevention Rule") that are substantially similar to the EPA's Methane Rule. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the BLM Methane and Waste Prevention Rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule to revise or rescind certain provisions of the BLM Methane and Waste Prevention Rule. While the future implementation of the EPA and BLM rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation. Moreover, several states have already adopted rules requiring operators of both new and existing sources to develop and implement a LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require VOC Brazos to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

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

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on VOC Brazos' assets and operations and, consequently, may reduce the proceeds attributable to the net profits interest and, as a result, the trust's cash available for distribution.

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

        VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2023 of approximately $32.7 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 8.4% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust's ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. Neither VOC Brazos nor the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.

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

Item 4.    Mine Safety Disclosures.

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The trust units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol "VOC." As of March 13, 2020, the 17,000,000 units outstanding were held by 11 unitholders of record.

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

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2019.

Item 6.    Selected Financial Data.

        The following table sets forth selected data for the trust as of December 31, 2015, 2016, 2017, 2018 and 2019, and for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, based on the audited statements of assets and trust corpus as of December 31, 2015, 2016, 2017, 2018 and 2019 and the audited statements of distributable income for the years ended December 31, 2015, 2016, 2017, 2018 and 2019.

	December 31,
	2015	2016	2017	2018	2019
Net profits income	$8,627,256	$5,749,845	$9,209,023	$12,938,703	$12,661,799
Distributable income	$7,990,000	$4,845,000	$8,415,000	$12,070,000	$11,815,000
Distributions per trust unit	$0.47	$0.285	$0.495	$0.710	$0.695
Total assets at year end	$93,455,545	$85,466,531	$77,711,186	$70,013,155	$63,345,900

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

        The following is a summary of income from net profits interest received by the trust for the years ended December 31, 2017, 2018 and 2019, consisting of the February, May, August and November distributions for each respective year.

	Year Ended December 31,
	2017		2018		2019
Sales volumes:
Oil (Bbl)	543,854	(1)	528,049	(2)	570,216	(3)
Natural gas (Mcf)	338,930	(1)	330,982	(2)	330,906	(3)
Total (BOE)	600,342		583,213		625,367
Average sales prices:
Oil (per Bbl)	$45.26		$59.18		$56.11
Natural gas (per Mcf)	$2.78		$3.26		$2.90
Gross proceeds:
Oil sales	$24,617,112	(1)	$31,248,796	(2)	$31,992,019	(3)
Natural gas sales	941,397	(1)	1,079,120	(2)	959,126	(3)

Total oil and natural gas sales	25,558,509		32,327,916		32,951,145
Lawsuit settlement	1,209,412		0		0

Total gross proceeds	26,767,921		32,327,916		32,951,145
Costs:
Production and development costs:
Lease operating expenses	11,650,665		12,481,714		12,688,464
Production and property taxes	1,556,968		2,073,953		1,755,076
Development expenses	2,049,011		1,598,870		2,680,356

Total costs	15,256,644		16,154,537		17,123,896

Excess of revenues over direct operating expenses and lease equipment and development costs	11,511,277		16,173,379		15,827,249
Times net profits interest over the term of the Trust	80%		80%		80%

Income from net profits interest before reserve adjustments	9,209,023		12,938,703		12,661,799
Cash reserve	0		0		0

Income from net profits interest	$9,209,023		$12,938,703		$12,661,799

(1)
Oil and gas sales volumes and related revenues for the year ended December 31, 2017 (consisting of VOC Brazos' February, May, August and November 2017 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2016 through August 2017.

(2)
Oil and gas sales volumes and related revenues for the year ended December 31, 2018 (consisting of VOC Brazos' February, May, August and November 2018 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2017 through August 2018.

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2019 (consisting of VOC Brazos' February, May, August and November 2019 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2018 through August 2019.

        Included in the results of operations for the year ended December 31, 2017 is the following information representing a one-time event associated with the collection of proceeds of $1,209,412,

which VOC Brazos received in connection with the settlement of a lawsuit arising from an unaffiliated operator having drilled and completed a well across land partly owned by VOC Brazos without observing VOC Brazos' legal ownership in such well. In connection with the settlement, VOC Brazos received a working interest in the well and the settlement proceeds. The following table includes the well's volumes, average sales prices and net profits for the period from January 2015 through the quarter ended March 31, 2017. The extended period of time reflected in the table below is due to the time it took for the settlement to be finally approved by the court and the parties to the lawsuit. As a result, VOC Brazos was not able to distribute the settlement proceeds and net proceeds received from its net profits interest in such well until the quarter ended March 31, 2017.

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

Comparison of Results of the Trust for the Years Ended December 31, 2019 and 2018

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

        Total oil and natural gas sales.    Oil and natural gas sales were $32,951,145 for the year ended December 31, 2019, an increase of $623,229 or 1.9% from $32,327,916 for the year ended December 31, 2018. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to an increase in oil sales volumes partially offset by a small decrease in gas sales volumes during 2019 compared to 2018. This increase was also partially offset by a decrease in market prices for oil and natural gas sales during 2019 compared to 2018. Oil sales volumes were 570,216 Bbls for the year ended December 31, 2019, an increase of 42,167 Bbls or 8.0% from 528,049 Bbls for the year ended December 31, 2018, while natural gas sales volumes were 330,906 Mcf, a decrease of 76 Mcf from 330,982 Mcf for the year ended December 31, 2018. During the year ended

December 31, 2019, the average price for oil decreased 5.2% to $56.11 per Bbl and the average price for natural gas decreased 11.0% to $2.90 per Mcf.

        Costs.    Lease operating expenses were $12,688,464 for the year ended December 31, 2019, an increase of $206,750 or 1.7% from $12,481,714 for the year ended December 31, 2018. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $1,755,076 for the year ended December 31, 2019, a decrease of $318,877 or 15.4% from $2,073,953 for the year ended December 31, 2018. The decrease is primarily due to a $380,540 or 30.6% decrease in property taxes partially offset by an increase of $61,663 or 7.4% in production taxes as a result of higher oil sales volumes. Development expenses were $2,680,356 for the year ended December 31, 2019, an increase of $1,081,486 or 67.6% from $1,598,870 for 2018. The increase was primarily due to an increase in the limited drilling activity and corresponding limited development expenses during the year ended December 31, 2019 compared to the year ended December 31, 2018.

        Excess of revenues over direct operating expenses and lease equipment and development costs.    The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $15,827,249 for the year ended December 31, 2019, a decrease of $346,130 or 2.1% from $16,173,379 for the year ended December 31, 2018. The trust's 80% net profits interest of these totals were $12,661,799 and $12,938,703, respectively. During the years ended December 31, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $12,661,799 and $12,938,703 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $846,799 and $868,703 for the years ended December 31, 2019 and 2018, respectively. The trustee paid general and administrative expenses of $880,832 for the year ended December 31, 2019, an increase of $55,774 from $825,058 for the year ended December 31, 2018. These factors resulted in distributable income for the year ended December 31, 2019 of $11,815,000, a decrease of $255,000 from $12,070,000 for the year ended December 31, 2018.

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

        Excess of revenues over direct operating expenses and lease equipment and development costs.    The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $16,173,379 for the year ended December 31, 2018, an increase of $4,662,102 or 40.5% from $11,511,277 (including $205,370 and $1,209,412 as noted above for a one-time event and lawsuit settlement, respectively) for the year ended December 31, 2017. The trust's 80% net profits interest of these totals were $12,938,703 and $9,209,023, respectively. During the years ended December 31, 2018 and 2017, VOC Brazos did not withhold or release any dollar amounts due to the Trust from previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $12,938,703 and $9,209,023 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $868,703 and $794,023 for the years ended December 31, 2018 and 2017, respectively. The trustee paid general and administrative expenses of $825,058 for the year ended December 31, 2018, an increase of $108,915 from $716,143 for the year ended December 31, 2017. These factors resulted in distributable income for the year ended December 31, 2018 of $12,070,000, an increase of $3,655,000 from $8,415,000 for the year ended December 31, 2017.

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2019, the trustee held $326,132 as such a reserve. The trust paid, out of the first cash payment received by the trust, the trustee's and Delaware trustee's legal expenses incurred in forming the trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware trustee's acceptance fee in the amount of $5,000.

        The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2019, the trust made no borrowings.

        As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the cost of oilfield services generally. However, see

"Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" below. VOC Brazos has agreed to post a letter of credit in the amount of $1.7 million in favor of the trustee to protect the trustee against the risk that the trust does not have sufficient cash to pay its expenses.

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

Planned Development and Workover Program

        The primary goals of VOC Brazos' development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos' existing wells or VOC Brazos' historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:

  •
  Kansas.  VOC Brazos' historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos expects to incur future development expenditures for these properties through December 31, 2023 of approximately $1.9 million, of which VOC Brazos contemplates spending approximately $1.6 million to drill and complete seven vertical wells. The remaining approximately $0.3 million is expected to be used for recompletions and workovers of nine wells.

  •
  Texas.  VOC Brazos' historical development and workover program for the Texas underlying properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies. In particular, since 2003, through its ownership in the Kurten Woodbine Unit, VOC Brazos has pursued operational, strategic and technological initiatives to economically produce and sell hydrocarbons from the Woodbine Interval, also commonly referred to as the Eaglebine formation, which is the correlative interval defined as encompassing all depths from the base of the Austin Chalk to the top of the Buda formation. VOC Brazos has: (a) operated approximately 100 primary and secondary recovery vertical wells in various Woodbine sands, (b) drilled, completed and operated 13 horizontal wells primarily from, but not limited to, the Woodbine C sand, (c) conducted geologic evaluations, including 3-D seismic data acquisition and analysis, of the source shale present throughout the Woodbine Interval, and (d) most recently, pursued development of the lower depths of the source shale present throughout the Woodbine Interval, defined as the Lower Woodbine Organic Shale ("LWOS").

    In 2018, VOC Brazos entered into a new joint venture agreement with Hawkwood Energy East Texas, LLC ("Hawkwood"). Under the terms of the new joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four LWOS wells (the "Hawkwood Earning Wells"). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos' interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos' acreage in the south half of the Kurten Woodbine Unit. Hawkwood now has the right to propose and drill up to twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the "Hawkwood Development Wells"). To date, Hawkwood has drilled and completed the four Hawkwood Earning Wells and four Hawkwood Development Wells. VOC Brazos is paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development wells, as net revenue from each of the wells is received, thereby having no current effect to Trust distributions. The balance of the unpaid costs that would have had an effect on the distributions to trust unitholders through the November 14, 2019 distribution was $2,220,352. The unpaid balance thru December 31, 2019 was $5,354,517; as of March 13, 2020, the current unpaid balance is $4,219,530.

    In 2018, VOC Brazos also entered into a joint venture agreement with MD America Energy, LLC ("MD America") to develop the LWOS, within the north half of the Kurten Woodbine Unit (the "North Contract Area"). Under the terms of the joint venture agreement, MD America may carry VOC Brazos for its share of drilling and completion costs for up to four LWOS wells (the "MD Earning Wells"), with the first MD Earning Well to be spud by December 31, 2018 and the fourth MD Earning Well to be spud by November 20, 2020. In exchange, MD America has the opportunity to earn a working interest representing 50% of VOC Brazos' interest in each MD Earning Well and up to a 50% interest in VOC Brazos' acreage in the North Contract Area. After the MD Earning Wells are completed, MD America also has the right to propose and drill up to three LWOS wells per year. MD America spudded the first MD Earning Well on November 20, 2018 and has since drilled and set production casing for the well, with completion expected to occur later in 2020.

    VOC Brazos is evaluating the potential economic benefits associated with development of the LWOS. If these activities are pursued, with the exception of the MD Earning Wells in which MD America would carry VOC Brazos for its share of drilling and completion costs, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the trust would be temporarily reduced, and in certain periods there may be no distributions to unitholders, until anticipated production from the various development efforts in the Kurten Woodbine Unit can be brought on-line. To address these emerging opportunities, VOC Brazos will continue to evaluate the appropriate strategy and capital plan to fund development for the trust.

    VOC Brazos expects to incur future development expenditures for the Texas underlying properties through December 31, 2022 of approximately $12.2 million to drill and complete three horizontal wells in the Woodbine C formation and approximately $12.6 million to drill and complete four Hawkwood Development Wells, all within the Woodbine Interval of the Kurten Woodbine Unit. Additionally, VOC Brazos expects to incur approximately $5.4 million to pay the operator for the costs of two previously drilled Hawkwood Development Wells incurred on behalf of VOC Brazos, and approximately $0.6 million to convert 14 horizontal wells from gas lift to rod pump. The trust will indirectly bear an 80% share of these development expenditures as described below.

        The trust is not directly obligated to pay any portion of the capital expenditures made with respect to the underlying properties; however, capital expenditures made by VOC Brazos with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Item 1. Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest, which will have a corresponding effect on cash available for distribution to unitholders. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, VOC Brazos expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, VOC Brazos may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. However, if annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years, then under the terms of the trust agreement, the trust would be required to dissolve.

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

Contractual Obligations

        As of December 31, 2019, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to VOC Brazos and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
VOC Energy Trust

Opinion on the financial statements

        We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the "Trust") as of December 31, 2018 and 2019, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2018 and 2019, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2019, in conformity with the modified cash basis of accounting described in Note B to the financial statements.

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

Oklahoma City, Oklahoma
March 13, 2020

 VOC ENERGY TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2018	2019
ASSETS
Cash	$360,165	$326,132
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization	(70,938,616)	(77,571,838)

Total assets	$70,013,155	$63,345,900

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2018 and 2019, respectively	$70,013,155	$63,345,900

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2017	2018	2019
Income from net profits interest	$9,209,023	$12,938,703	$12,661,799
Cash on hand used (withheld) for Trust expenses	(77,880)	(43,645)	34,033
General and administrative expenses(1)	(716,143)	(825,058)	(880,832)

Distributable income	$8,415,000	$12,070,000	$11,815,000

Distributions per Trust unit (17,000,000 Trust units issued and outstanding at December 31, 2017, 2018 and 2019, respectively)	$0.495	$0.710	$0.695

(1)
Includes $70,260, $121,475 and $75,995 paid to VOC Brazos and $150,000, $150,000 and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2017, 2018 and 2019, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2017	2018	2019
Trust corpus, beginning of year	$85,466,531	$77,711,186	$70,013,155
Income from net profits interest	9,209,023	12,938,703	12,661,799
Cash distributions	(8,415,000)	(12,070,000)	(11,815,000)
Trust expenses	(716,143)	(825,058)	(880,832)
Amortization of net profits interest	(7,833,225)	(7,741,676)	(6,633,222)

Trust corpus, end of year	$77,711,186	$70,013,155	$63,345,900

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

        As of December 31, 2019, cumulatively, since inception, the Trust has received payment for approximately 5.1 MMBoe (unaudited).

        The trust will dissolve prior to its termination if:

  •
  the trust sells the net profits interest;

  •
  annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years;

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

        The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)

Net property value to be conveyed	175,739,508

Times 80% net profits interest to Trust	$140,591,606

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year Ended December 31,
	2017		2018		2019
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$11,511,277		$16,173,379		$15,827,249
Times net profits interest over the term of the Trust	80%		80%		80%

Income from net profits interest before reserve adjustments	9,209,023		12,938,703		12,661,799
Cash reserve(2)	0		0		0

Income from net profits interest	$9,209,023	(3)	$12,938,703	(4)	$12,661,799	(5)

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST (Continued)

(2)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2017, 2018 and 2019, respectively

(3)
The income from the net profits interest for the year ended December 31, 2017 (consisting of VOC Brazos' February, May, August and November 2017 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2016 through August 2017.

(4)
The income from the net profits interest for the year ended December 31, 2018 (consisting of VOC Brazos' February, May, August and November 2018 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2017 through August 2018.

(5)
The income from the net profits interest for the year ended December 31, 2019 (consisting of VOC Brazos' February, May, August and November 2019 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2018 through August 2019.

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

Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 14, 2017	October 1, 2016 through December 31, 2016	$0.080	$1.36 million	$0	$1.36 million
May 12, 2017	January 1, 2017 through March 31, 2017	0.21	3.57 million	0	3.57 million
August 14, 2017	April 1, 2017 through June 30, 2017	0.11	1.87 million	0	1.87 million
November 14, 2017	July 1, 2017 through September 30, 2017	0.095	1.615 million	0	1.615 million
February 14, 2018	October 1, 2017 through December 31, 2017	0.11	1.87 million	0	1.87 million
May 15, 2018	January 1, 2018 through March 31, 2018	0.18	3.06 million	0	3.06 million
August 14, 2018	April 1, 2018 through June 30, 2018	0.20	3.4 million	0	3.4 million
November 14, 2018	July 1, 2018 through September 30, 2018	0.22	3.74 million	0	3.74 million
February 14, 2019	October 1, 2018 through December 31, 2018	0.145	2.465 million	0	2.465 million
May 15, 2019	January 1, 2019 through March 31, 2019	0.16	2.72 million	0	2.72 million
August 14, 2019	April 1, 2019 through June 30, 2019	0.205	3.485 million	0	3.485 million
November 14, 2019	July 1, 2019 through September 30, 2019	0.185	3.145 million	0	3.145 million

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—RELATED PARTY TRANSACTIONS (Continued)

        Agreement with VOC Brazos.    In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2017, 2018 and 2019, $70,260 (representing three quarters), $121,475 (representing five quarters) and $75,995 (representing three quarters) respectively, was paid to VOC Brazos as administrative fees.

        Sales to MV Purchasing, LLC.    For the year ended December 31, 2017, 2018 and 2019, MV Purchasing, LLC, an affiliate of VOC Brazos and referred to as MV Purchasing, purchased 38%, 38% and 32%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

        Joint Venture Agreement.    In 2018, VOC Brazos entered into a joint venture agreement with Hawkwood Energy East Texas, LLC ("Hawkwood"). Under the terms of the joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four wells in the Lower Woodbine Organic Shale (the "Hawkwood Earning Wells"). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos' interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos' acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the Lower Woodbine Organic Shale ("LWOS") in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the "Hawkwood Development Wells").

        In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos is paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells is received, thereby having no current effect on Trust distributions. The balance of the unpaid drilling and completion costs that would have had an effect on the distributions to Trust unitholders through the November 14, 2019 distribution was $2,220,352. The unpaid balance thru December 31, 2019 was $5,354,517.

        VOC Brazos is evaluating the potential economic benefits associated with development of the LWOS. If these activities are pursued, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the Trust would be temporarily reduced, and in certain periods there may be no distributions to unitholders, until anticipated production from the various development efforts in the Kurten Woodbine Unit can be brought on-line. If annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years, then under the terms of the Trust Agreement, the Trust would be required to dissolve. To address these emerging opportunities, VOC Brazos will continue to evaluate the appropriate strategy and capital plan to fund development for the Trust.

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2017, 2018 and 2019, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made, and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

NOTE I—OTHER EVENTS

  Subsequent event

        On January 16, 2020, the Trust announced a Trust distribution to unitholders of record on January 30, 2020 of $1,870,000, or $0.11 per unit, which was paid on February 14, 2020. Such distribution consisted of the net proceeds of production collected by VOC Brazos from October 1, 2019 through December 31, 2019.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2017, 2018 and 2019 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2017, 2018 and 2019 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2016	4,838,939	2,021,841	5,175,912
Revisions of previous estimates	(407,656)	(46,425)	(415,394)
Production	(430,841)	(268,423)	(475,578)

Balance at December 31, 2017	4,000,442	1,706,993	4,284,940
Revisions of previous estimates	808,483	824,461	945,893
Production	(419,865)	(252,933)	(462,021)

Balance at December 31, 2018	4,389,060	2,278,521	4,768,812
Revisions of previous estimates	263,151	(40,546)	256,393
Production	(489,538)	(286,688)	(537,319)

Balance at December 31, 2019	4,162,673	1,951,287	4,487,886

Proved developed reserves
December 31, 2016	3,667,326	1,310,718	3,885,779

December 31, 2017	3,343,604	1,319,961	3,563,598

December 31, 2018	3,417,252	1,574,826	3,679,723

December 31, 2019	3,178,009	1,561,446	3,438,250

Proved undeveloped reserves
December 31, 2016	1,171,613	711,123	1,290,134
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	377,472	232,134	416,161
Revisions of previous estimates	(892,247)	(556,225)	(984,947)

December 31, 2017	656,838	387,032	721,348
Proved undeveloped reserves converted to proved developed by drilling	(6,138)	0	(6,138)
Additional proved undeveloped reserves added	321,318	0	321,318
Revisions of previous estimates	(210)	316,663	52,563

December 31, 2018	971,808	703,695	1,089,091
Proved undeveloped reserves converted to proved developed by drilling	(165,102)	0	(165,102)
Additional proved undeveloped reserves added	400,768	0	400,768
Revisions of previous estimates	(222,810)	(313,854)	(275,121)

December 31, 2019	984,664	389,841	1,049,636

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

        The Trust recognized net decreases in reserves for its share of VOC Brazos' total during 2019 associated with the production of properties of 537,319 Boe. This decrease was partially offset by additional undeveloped reserve locations of 400,768 Boe and decreased by reserves of 142,351 Boe due to the removal of proved undeveloped locations in a previously adopted development plan. This decrease was also compounded by a net negative revision due to decreases in realized prices during 2019.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2017, 2018 and 2019.

	2017	2018	2019
Future cash inflows	$197,304,650	$281,011,675	$224,171,275
Future costs
Production	(104,974,205)	(119,188,552)	(102,515,687)
Development	(17,896,289)	(18,366,023)	(26,173,044)

Future net cash flows	74,434,156	143,457,100	95,482,544
Less 10% discount factor	(29,192,122)	(49,306,650)	(33,353,400)

Standardized measure of discounted future net cash flows	$45,242,034	$94,150,450	$62,129,144

VOC Energy Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH

FLOWS FROM PROVED OIL AND GAS RESERVES

	2017	2018	2019
Standardized measure at beginning of year	$34,322,694	$45,242,034	$94,150,450
Net proceeds to the Trust	(9,209,023)	(12,938,703)	(12,661,799)
Net changes in price and production costs	13,998,514	36,547,709	(22,184,499)
Changes in estimated future development costs	8,928,722	(1,475,007)	(6,456,104)
Development costs incurred during the year	259,280	102,765	431,120
Revisions of quantity estimates	(5,802,922)	19,194,422	5,202,758
Accretion of discount	3,432,269	4,524,203	9,415,045
Changes in production rates, timing and other	(687,500)	2,953,027	(5,767,827)

Standardized measure at end of year	$45,242,034	$94,150,450	$62,129,144

        The average, first-day-of-the-month price during the 12-month period for 2017, 2018 and 2019 used in determining future net revenues related to the standardized measure calculation are as follows:

	2017	2018	2019
Oil (per Bbl)	$47.98	$62.58	$52.94
Gas (per Mcf)	$3.14	$2.78	$1.90

NOTE K—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2018:
Income from net profits interest	$2,030	$3,284	$3,677	$3,947
Distributable income	$1,870	$3,060	$3,400	$3,740
Distributions per unit	$0.1100	$0.1800	$0.2000	$0.2200
2019:
Income from net profits interest	$2,610	$2,959	$3,752	$3,341
Distributable income	$2,465	$2,720	$3,485	$3,145
Distributions per unit	$0.1450	$0.1600	$0.2050	$0.1850

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2019, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

        As of December 31, 2019, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2017, 2018 and 2019, the trustee received compensation from the trust in the amount of $150,000 for each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)   Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 13, 2020 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Robert J. Raymond(3)	1,856,962	10.9%

(1)
Based on 17,000,000 trust units outstanding as of March 13, 2020.

(2)
The information is based on a Schedule 13D filing with the SEC on August 18, 2011. The address of the beneficial owner is 1700 Waterfront Parkway, Building 500, Wichita, KS 67206.

(3)
The information is based on a Schedule 13G dated February 8, 2019 filed jointly by Robert J. Raymond ("Raymond"), RR Advisors, LLC ("Advisors"), RCH Black Fund GP, L.P. ("RCH GP"), and RCH Black Fund, L.P. ("RCH LP" and, together with Raymond, Advisors and RCH GP, the "Reporting Persons"). The principal business address of the Reporting Persons is 3953 Maple Avenue, Suite 180, Dallas, Texas 75219. According to the filing, Raymond has sole voting power and dispositive power with respect to 202,056 trust units; Raymond and Advisors each have shared voting and dispositive power with respect to 1,654,906 trust units; and RCH GP and RCH LP each have shared voting and dispositive power with respect to 1,619,837 trust units. According to the filing, each Reporting Person expressly disclaims (a) the existence of any group and (b) beneficial ownership with respect to any trust units other than the trust units owned of record by such Reporting Person.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee of $75,000 is payable in equal quarterly installments and increases by 4% each year. For 2017, 2018 and 2019, $70,260 (representing three quarters), $121,475 (representing five quarters) and $75,995 (representing three quarters), respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2018 and 2019 and fees billed for other services rendered by Grant Thornton LLP.

	2018	2019
Audit fees	$215,250	$210,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$215,250	$210,000

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  (1)     Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

  (a)
  (2)     Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3)     Exhibits

Exhibit Number			Description
3.1		—	Certificate of Trust of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on December 30, 2010 (Registration No. 333-171474))

3.2		—	Amended and Restated Trust Agreement of VOC Energy Trust, dated May 10, 2011, among VOC Brazos Energy Partners, L.P., The Bank of New York Mellon Trust Company, N.A., as Trustee of VOC Energy Trust, and Wilmington Trust Company, as Delaware Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

4.1		—	Registration Rights Agreement, dated as of May 10, 2011, by and between VOC Partners, LLC and VOC Energy Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 0001-35160))

4.2	*	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1		—	Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment, dated May 10, 2011, from VOC Brazos Energy Partners, L.P. and VOC Kansas Energy Partners, LLC, to The Bank of New York Mellon Trust Company, N.A. in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

10.2		—	Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))

31.1	*	—	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit Number			Description
32.1	*	—	Certification furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	*	—	Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

*
Filed or furnished herewith.

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

March 13, 2020

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