Form 10-Q
period 2020-03-31
VOC Energy Trust
filed 2020-05-11
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2020

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

As of May 11, 2020, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2020	2019
Income from net profits interest	$2,073,260	$2,610,130
Cash on hand used for Trust expenses	87,198	234,639
General and administrative expenses (1)	(290,458)	(379,769)
Distributable income	$1,870,000	$2,465,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at March 31, 2020 and 2019)	$0.110	$0.145

(1)	Includes $51,320 and $24,675 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended March 31, 2020 and 2019, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2020 and 2019.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$238,934	$326,132
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(120,300,922)	(77,571,838)
Total assets	$20,529,618	$63,345,900

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at March 31, 2020 and December 31, 2019	$20,529,618	$63,345,900

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2020	2019
Trust corpus, beginning of period	$63,345,900	$70,013,155
Income from net profits interest	2,073,260	2,610,130
Cash distribution	(1,870,000)	(2,465,000)
Trust expenses	(290,458)	(379,769)
Amortization of net profits interest (includes impairment expense of $41,261,354 in 2020)	(42,729,084)	(1,584,675)
Trust corpus, end of period	$20,529,618	$68,193,841

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

Note 2. Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and March 31, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 3.Trust Accounting Policies

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust has determined that its aggregate value of the underlying properties has been impaired, which has resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment is charged directly to Trust corpus and does not affect distributable income.

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2020 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended March 31,
	2020	2019
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$2,591,575	$3,262,663
Times 80% net profits interest to Trust	80%	80%
Income from net profits interest before reserve adjustments	2,073,260	2,610,130
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0
Income from net profits interest(3)	$2,073,260	$2,610,130

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended March 31, 2020 and 2019, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at March 31, 2020 and 2019, respectively.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended March 31, 2020 substantially represents production by VOC Brazos from September 2019 through November 2019. The cash received by the Trust during the three months ended March 31, 2019 substantially represents production by VOC Brazos from September 2018 through November 2018.

For the three months ended March 31, 2020 and 2019, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2020 was $1,870,000, or $0.11 per Trust Unit, and was made on February 14, 2020 to Trust unitholders owning Trust Units as of January 30, 2020. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2019 through December 31, 2019.

The first quarterly distribution during 2019 was $2,465,000, or $0.145 per Trust Unit, and was made on February 14, 2019 to Trust unitholders owning Trust Units as of January 30, 2019. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2018 through December 31, 2018.

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2020 and 2019, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On April 17, 2020, the Trust announced a Trust distribution of net profits for the first quarterly payment period ended March 31, 2020. Unitholders of record on April 30, 2020 will receive a distribution amounting to $510,000, or $0.03 per Trust Unit, which will be paid on May 15, 2020.

The West Texas Intermediate spot price of crude oil has dropped sharply since the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. If commodity prices for crude oil remain at reduced levels, subsequent distributions in 2020 will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. In light of the current uncertain economic environment, the Trustee is withholding an amount from the second quarterly distribution that is estimated to be sufficient to pay Trust expenses over the next twelve months.

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

Overview

Impact of COVID-19. The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has dropped sharply since the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices would adversely affect the operators of the underlying properties. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

Impairment of Net Profits Interest. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust has determined that its aggregate value of the underlying properties has been impaired, which has resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment is charged directly to Trust corpus and does not affect distributable income.

Results of Operations

Results of Operations for the Quarters Ended March 31, 2020 and 2019

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2020 and 2019 consisting of the January distribution for each respective year:

	Three months ended March 31,
	2020	2019
Sales volumes:
Oil (Bbl)	153,775	127,081
Natural gas (Mcf)	90,485	77,731
Total (BOE)	168,856	140,036
Average sales prices:
Oil (per Bbl)	$53.22	$63.18
Natural gas (per Mcf)	$2.07	$3.37
Gross proceeds:
Oil sales	$8,183,261	$8,028,371
Natural gas sales	186,996	262,183
Total gross proceeds	8,370,257	8,290,554
Costs:
Production and development costs:
Lease operating expenses	3,497,526	3,245,801
Production and property taxes	894,451	754,851
Development expenses	1,386,705	1,027,239
Total costs	5,778,682	5,027,891

Excess of revenues over direct operating expenses and lease equipment and development costs	2,591,575	3,262,663
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,073,260	2,610,130
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$2,073,260	$2,610,130

The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2020 substantially represents the production by VOC Brazos from September 2019 through November 2019. The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2019 substantially represents the production by VOC Brazos from September 2018 through November 2018. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $8,370,257 for the three months ended March 31, 2020, an increase of $79,703 or 1.0% from $8,290,554 for the three months ended March 31, 2019. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to increases in oil and natural gas sales volumes during the first quarter of 2020, partially offset by decreases in market prices for oil and natural gas sales prices during the first quarter of 2020. During the three months ended March 31, 2020, oil sales volumes were 153,775 Bbls for the three months ended March 31, 2020, an increase of 26,694 Bbls or 21.0% from 127,081 Bbls for the three months ended March 31, 2019, while natural gas sales volumes were 90,485 Mcf, an increase of 12,754 Mcf or 16.4% from 77,731 Mcf for the same period in 2019. During the three months ended March 31, 2020, the average price for oil decreased 15.8% to $53.22 per Bbl and the average price for natural gas decreased 38.6% to $2.07 per Mcf.

Costs. Lease operating expenses were $3,497,526 for the three months ended March 31, 2020, an increase of $251,725 or 7.8% from $3,245,801 for the three months ended March 31, 2019. Production and property taxes were $894,451 for the three months ended March 31, 2020, an increase of $139,600 or 18.5% from $754,851 for the same period in 2019. Such increase is primarily due to a 19.6% increase in property taxes. In addition, production taxes increased 15.7% due to higher volumes for oil and gas. Development expenses were $1,386,705 for the three months ended March 31, 2020, an increase of $359,466 or 35.0% from $1,027,239 for the same period in 2019. Such increase was primarily due to increased drilling activity and corresponding increased development expenses during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $2,591,575 for the three months ended March 31, 2020, a decrease of $671,088 or 20.6% from $3,262,663 for the three months ended March 31, 2019. The Trust’s 80% net profits interest of these totals were $2,073,260 and $2,610,130, respectively. During the three months ended March 31, 2020 and 2019, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,073,260 and $2,610,130 for such periods, respectively. These amounts were reduced by a Trust holdback for future expenses of $203,260 and $145,130 for the three months ended March 31, 2020 and 2019, respectively. The Trustee paid general and administrative expenses of $290,458 for the three months ended March 31, 2020, a decrease of $89,311 from $379,769 for the three months ended March 31, 2019. This decrease was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended March 31, 2020 of $1,870,000, a decrease of $595,000 from $2,465,000 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of March 31, 2020, $238,934 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three months ended March 31, 2020 and 2019, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at March 31, 2020 and 2019, respectively.

In 2018, VOC Brazos entered into a joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four wells in the Lower Woodbine Organic Shale (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the Lower Woodbine Organic Shale (“LWOS”) in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos is paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells is received, thereby having no current effect on Trust distributions. The unpaid balance thru March 31, 2020 was $1,301,858.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including under the section “Item 1A. Risk Factors” in Part II of this Form 10-Q, and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2020, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Except as provided below, there have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part 1 of the Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has dropped sharply since the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices would adversely affect the operators of the underlying properties. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Continued low prices of oil may ultimately reduce the amount of oil that is economic to produce from the underlying properties. As a result, the operator of the underlying properties could determine during periods of low commodity prices to shut in or curtail production on the underlying properties. In addition, the operator of the underlying properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

To the extent COVID-19 adversely affects production from the underlying properties or the business, results of operations and financial condition of the operators of the underlying properties, it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Annual Report on Form 10-K.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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

Date: May 11, 2020

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