Form 10-Q
period 2020-06-30
VOC Energy Trust
filed 2020-08-10
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2020

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

As of August 10, 2020, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income from net profits interest	$1,437,635	$2,959,412	$3,510,895	$5,569,542
Cash on hand used (withheld) for Trust expenses	(695,744)	(81,438)	(608,546)	153,201
General and administrative expenses (1)	(231,891)	(157,974)	(522,349)	(537,743)
Distributable income	$510,000	$2,720,000	$2,380,000	$5,185,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2020 and 2019)	$0.03	$0.16	$0.14	$0.305

(1)	Includes $0 and $0 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2020 and 2019, respectively, and $51,320 and $24,675 during the six months ended June 30, 2020 and 2019, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended June 30, 2020 and 2019 and $75,000 during each of the six-month periods ended June 30, 2020 and 2019, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$934,678	$326,132
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(120,973,193)	(77,571,838)
Total assets	$20,553,091	$63,345,900

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2020 and December 31, 2019	$20,553,091	$63,345,900

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$20,529,618	$68,193,841	$63,345,900	$70,013,155
Income from net profits interest	1,437,635	2,959,412	3,510,895	5,569,542
Cash distribution	(510,000)	(2,720,000)	(2,380,000)	(5,185,000)
Trust expenses	(231,891)	(157,974)	(522,349)	(537,743)
Amortization of net profits interest (includes impairment expense of $41,261,354 during the six months ended June 30, 2020)	(672,271)	(1,750,445)	(43,401,355)	(3,335,120)
Trust corpus, end of period	$20,553,091	$66,524,834	$20,553,091	$66,524,834

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

Note 2. Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2020 and for the three- and six-month periods ended June 30, 2020 and June 30, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Note 3. Trust Accounting Policies

The Trust uses the modified cash basis of accounting to report receipts of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the underlying properties, times 80%. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to VOC Brazos and out-of-pocket expenses, are recognized when paid. Under U.S. GAAP, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust determined that its aggregate value of the underlying properties was impaired, which resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment was charged directly to Trust corpus and did not affect distributable income. The Trust has determined that no additional impairment has been incurred during the quarter ended June 30, 2020.

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2020 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$1,797,044	$3,699,265	$4,388,619	$6,961,928
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	1,437,635	2,959,412	3,510,895	5,569,542
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0	0	0
Income from net profits interest(3)	$1,437,635	$2,959,412	$3,510,895	$5,569,542

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the December through February production periods for the three months ended June 30 and during each of the September through February production periods for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended June 30, 2020 and 2019, and the six months ended June 30, 2020 and 2019, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at June 30, 2020 and 2019, respectively.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2020 substantially represents production by VOC Brazos from December 2019 through February 2020 and the cash received by the Trust during the three months ended June 30, 2019 substantially represents production by VOC Brazos from December 2018 through February 2019. The cash received by the Trust during the six months ended June 30, 2020 substantially represents production by VOC Brazos from September 2019 through February 2020 and the cash received by the Trust during the six months ended June 30, 2019 substantially represents production by VOC Brazos from September 2018 through February 2019.

For the three and six months ended June 30, 2020 and 2019, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The West Texas Intermediate spot price of crude oil has declined since the beginning of 2020, from $63.27 per barrel on January 6, 2020 to $41.95 per barrel on August 6, 2020. During this time frame, the monthly average price, which is the base price that crude oil sales are based on, reached a low of $16.70 for April 2020. The decline in oil prices is primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. If commodity prices for crude oil remain at reduced levels, subsequent distributions in 2020 will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. In light of the current uncertain economic environment, the Trustee withheld an amount from the second quarterly distribution in 2020 that is estimated to be sufficient to pay Trust expenses through approximately April 2021.

The first quarterly distribution during 2020 was $1,870,000, or $0.11 per Trust Unit, and was made on February 14, 2020 to Trust unitholders owning Trust Units as of January 30, 2020. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2019 through December 31, 2019.

The second quarterly distribution during 2020 was $510,000, or $0.03 per Trust Unit, and was made on May 15, 2020 to Trust unitholders owning Trust Units as of April 30, 2020. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2020 through March 31, 2020.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2020 and 2019, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On July 20, 2020, the Trust announced that there would be no Trust quarterly distribution of net profits for the second quarterly payment period ended June 30, 2020 as the revenue received from the underlying properties was not sufficient to cover the costs attributable to the underlying properties during the period. VOC Brazos applied $7,045 from the reserve for future development, maintenance or operating expenditures to cover the deficit.

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

Overview

Impact of COVID-19. The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has declined since the beginning of 2020, from $63.27 per barrel on January 6, 2020 to $41.95 per barrel on August 6, 2020. During this time frame, the monthly average price, which is the base price that crude oil sales are based on, reached a low of $16.70 for April 2020. The decline in oil prices is primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices would adversely affect the operators of the underlying properties. As a result of the decreased price of crude oil during the second quarter of 2020, there was no distribution made to unitholders in the third quarter of 2020. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

Impairment of Net Profits Interest. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust determined that its aggregate value of the underlying properties was impaired, which has resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment was charged directly to Trust corpus and did not affect distributable income. The Trust has determined that no additional impairment has been incurred during the quarter ended June 30, 2020.

Results of Operations

Results of Operations for the Quarters Ended June 30, 2020 and 2019

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2020 and 2019 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2020	2019
Sales volumes:
Oil (Bbl)	171,188	142,024
Natural gas (Mcf)	102,303	75,981
Total (BOE)	188,239	154,688
Average sales prices:
Oil (per Bbl)	$53.94	$49.40
Natural gas (per Mcf)	$2.36	$3.44
Gross proceeds:
Oil sales	$9,233,635	$7,016,237
Natural gas sales	241,201	261,259
Total gross proceeds	9,474,836	7,277,496
Costs:
Production and development costs:
Lease operating expenses	3,029,692	2,975,256
Production and property taxes	481,878	212,003
Development expenses	4,166,222	390,972
Total costs	7,677,792	3,578,231

Excess of revenues over direct operating expenses and lease equipment and development costs	1,797,044	3,699,265
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	1,437,635	2,959,412
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$1,437,635	$2,959,412

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2020 substantially represents the production by VOC Brazos from December 2019 through February 2020. The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2019 substantially represents the production by VOC Brazos from December 2018 through February 2019. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $9,474,836 for the three months ended June 30, 2020, an increase of $2,197,340 or 30.2% from $7,277,496 for the three months ended June 30, 2019. Revenues are a function of oil and natural gas sales volumes and prices received. The increase in gross proceeds was due to increases in oil and natural gas sales volumes and an increase in market prices for oil sales partially offset by a decrease in market prices for natural gas sales during the second quarter of 2020. During the three months ended June 30, 2020, the average price for oil increased 9.2% to $53.94 per Bbl and the average price for natural gas decreased 31.4% to $2.36 per Mcf. Oil sales volumes were 171,188 Bbls for the three months ended June 30, 2020, an increase of 29,164 Bbls or 20.5% from 142,024 Bbls for the three months ended June 30, 2019, while natural gas sales volumes were 102,303 Mcf, an increase of 26,322 Mcf or 34.6% from 75,981 Mcf for the same period in 2019.

Costs. Lease operating expenses were $3,029,692 for the three months ended June 30, 2020, an increase of $54,436 or 1.8% from $2,975,256 for the three months ended June 30, 2019. Production and property taxes were $481,878 for the three months ended June 30, 2020, an increase of $269,875 or 127.3% from $212,003 for the same period in 2019. Such increase is the result of an increase of $202,326 in property taxes resulting primarily from a timing difference as to when payments are normally made and an increase of $67,549 or 32.1% in production taxes due to higher sales volumes for oil and natural gas. Development expenses were $4,166,222 for the three months ended June 30, 2020, an increase of $3,775,250 or 965.6% from $390,972 for the same period in 2019. Such increase was primarily due to payments totaling $4,046,455 made to the operator from net revenue received from the Hawkwood Development wells during the three months ended June 30, 2020.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $1,797,044 for the three months ended June 30, 2020, a decrease of $1,902,221 or 51.4% from $3,699,265 for the three months ended June 30, 2019. The Trust’s 80% net profits interest of these totals was $1,437,635 and $2,959,412, respectively. During the three months ended June 30, 2020 and 2019, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $1,437,635 and $2,959,412 for such periods, respectively. These amounts were reduced by a Trust holdback for future expenses of $927,635 and $239,412 for the three months ended June 30, 2020 and 2019, respectively. This increase of $688,223 includes an amount estimated to be sufficient to pay estimated Trust expenses through approximately April 2021. The Trustee paid general and administrative expenses of $231,891 for the three months ended June 30, 2020, an increase of $73,917 from $157,974 for the three months ended June 30, 2019. This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended June 30, 2020 of $510,000, a decrease of $2,210,000 from $2,720,000 for the three months ended June 30, 2019.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2020 and 2019 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2020	2019
Sales volumes:
Oil (Bbl)	324,963	269,105
Natural gas (Mcf)	192,788	153,712
Total (BOE)	357,094	294,724
Average sales prices:
Oil (per Bbl)	$53.60	$55.91
Natural gas (per Mcf)	$2.22	$3.41
Gross proceeds:
Oil sales	$17,416,896	$15,044,608
Natural gas sales	428,197	523,442
Total gross proceeds	17,845,093	15,568,050
Costs:
Production and development costs:
Lease operating expenses	6,527,218	6,221,057
Production and property taxes	1,376,329	966,854
Development expenses	5,552,927	1,418,211
Total costs	13,456,474	8,606,122

Excess of revenues over direct operating expenses and lease equipment and development costs	4,388,619	6,961,928
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,510,895	5,569,542
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$3,510,895	$5,569,542

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2020 substantially represents the production by VOC Brazos from September 2019 through February 2020.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2019 substantially represents the production by VOC Brazos from September 2018 through February 2019.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $17,845,093 for the six months ended June 30, 2020, an increase of $2,277,043 or 14.6% from $15,568,050 for the six months ended June 30, 2019.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The increase in gross proceeds was due to increases in oil and natural gas sales volumes during the first six months of 2020.  These increases were partially offset by decreases in market prices for oil and natural gas during the first six months of 2020.  During the six months ended June 30, 2020, the average price for oil decreased 4.1% to $53.60 per Bbl and the average price for natural gas decreased 34.9% to $2.22 per Mcf. Oil sales volumes were 324,963 Bbls for the six months ended June 30, 2020, an increase of 55,858 Bbls or 20.8% from 269,105 Bbls for the six months ended June 30, 2019, while natural gas sales volumes were 192,788 Mcf, an increase of 39,076 Mcf or 25.4% from 153,712 Mcf for the same period in 2019.

Costs.  Lease operating expenses were $6,527,218 for the six months ended June 30, 2020, an increase of $306,161 or 4.9% from $6,221,057 for the six months ended June 30, 2019. Production and property taxes were $1,376,329 for the six months ended June 30, 2020, an increase of $409,475 or 42.4% from $966,854 for the six months ended June 30, 2019. Such increase is primarily due to an increase of $309,255 or 56.4% in property taxes of which approximately $200,000 is the result of a timing difference as to when payments are normally made and an increase of $100,220 or 24.0% in production taxes due to higher sales volumes for oil and natural gas. Development expenses were $5,552,927 for the six months ended June 30, 2020, an increase of $4,134,716 or 291.5% from $1,418,211 for the same period in 2019. Such increase was primarily due to payments totaling $4,650,763 made to the operator from net revenue received from the Hawkwood Development wells during the six months ended June 30, 2020.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,388,619 for the six months ended June 30, 2020, a decrease of $2,573,309 or 37.0% from $6,961,928 for the six months ended June 30, 2019.  The Trust’s 80% net profits interest of these totals were $3,510,895 and $5,569,542, respectively. During the six months ended June 30, 2020 and 2019, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $3,510,895 and $5,569,542 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $1,130,895 and $384,542 for the six months ended June 30, 2020 and 2019, respectively. This increase of $746,353 includes an amount estimated to be sufficient to pay estimated Trust expenses through approximately April 2021. The Trustee paid general and administrative expenses of $522,349 for the six months ended June 30, 2020, a decrease of $15,394 from $537,743 for the six months ended June 30, 2019.  This decrease was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income of $2,380,000 for the six months ended June 30, 2020 and $5,185,000 for the six months ended June 30, 2019.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2020, $934,678 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2020 and 2019, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at June 30, 2020 and 2019, respectively.

In 2018, VOC Brazos entered into a joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four wells in the Lower Woodbine Organic Shale (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the Lower Woodbine Organic Shale (“LWOS”) in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos is paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells is received, thereby having no current effect on Trust distributions. The unpaid balance thru June 30, 2020 was $1,011,654.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide the information under this Item.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2020, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Except as provided below, there have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has declined since the beginning of 2020, from $63.27 per barrel on January 6, 2020 to $41.95 per barrel on August 6, 2020. During this time frame, the monthly average price, which is the base price that crude oil sales are based on, reached a low of $16.70 for April 2020. The decline in oil prices is primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices will adversely affect the operators of the underlying properties. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. As a result of the decreased price of crude oil during the second quarter of 2020, there was no distribution made to unitholders in the third quarter of 2020. Continued low prices of oil may ultimately reduce the amount of oil that is economic to produce from the underlying properties. As a result, the operator of the underlying properties could determine, during periods of low commodity prices, to shut in or curtail production on the underlying properties. In addition, the operator of the underlying properties could determine, during periods of low commodity prices, to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

To the extent COVID-19 adversely affects production from the underlying properties or the business, results of operations and financial condition of the operators of the underlying properties, it may also have the effect of heightening many of the other risks described in the Form 10-K.

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

Date: August 10, 2020

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