Form 10-Q
period 2020-09-30
VOC Energy Trust
filed 2020-11-09
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2020

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

As of November 9, 2020, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income from net profits interest	$—	$3,751,554	$3,510,895	$9,321,096
Cash on hand used (withheld) for Trust expenses	139,230	(65,632)	(469,316)	87,569
General and administrative expenses (1)	(139,230)	(200,922)	(661,579)	(738,665)
Distributable income	$—	$3,485,000	$2,380,000	$8,670,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2020 and 2019)	$—	$0.205	$0.14	$0.51

(1)	Includes $26,685 and $51,320 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2020 and 2019, respectively, and $78,005 and $75,995 during the nine months ended September 30, 2020 and 2019, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended September 30, 2020 and 2019 and $112,500 during each of the nine-month periods ended September 30, 2020 and 2019, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$795,448	$326,132
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(121,471,305)	(77,571,838)
Total assets	$19,915,749	$63,345,900

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2020 and December 31, 2019	$19,915,749	$63,345,900

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$20,553,091	$66,524,834	$63,345,900	$70,013,155
Income from net profits interest	—	3,751,554	3,510,895	9,321,096
Cash distribution	—	(3,485,000)	(2,380,000)	(8,670,000)
Trust expenses	(139,230)	(200,922)	(661,579)	(738,665)
Amortization of net profits interest (includes impairment expense of $41,261,354 during the nine months ended September 30, 2020)	(498,112)	(1,828,980)	(43,899,467)	(5,164,100)
Trust corpus, end of period	$19,915,749	$64,761,486	$19,915,749	$64,761,486

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

Note 2. Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2020 and for the three- and nine-month periods ended September 30, 2020 and September 30, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust determined that its aggregate value of the underlying properties was impaired, which resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment was charged directly to Trust corpus and did not affect distributable income. The Trust has determined that no additional impairment has been incurred during the quarter ended September 30, 2020.

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2020 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Excess (deficit) of revenues over direct operating expenses and lease equipment and development costs(1)	$(8,806)	$4,689,442	$4,379,813	$11,651,370
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income (loss) from net profits interest before reserve adjustments	(7,045)	3,751,554	3,503,850	9,321,096
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	7,045	—	7,045	—
Income from net profits interest(3)	$—	$3,751,554	$3,510,895	$9,321,096

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the March through May production periods for the three months ended September 30 and during each of the September through May production periods for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three and nine months ended September 30, 2020, VOC Brazos released $7,045 previously held for future development, maintenance or operating expenditures to to cover the Trust deficit for the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $992,955 at September 30, 2020 and $1,000,000 at September 30, 2019.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2020 substantially represents production by VOC Brazos from March 2020 through May 2020 and the cash received by the Trust during the three months ended September 30, 2019 substantially represents production by VOC Brazos from March 2019 through May 2019. The cash received by the Trust during the nine months ended September 30, 2020 substantially represents production by VOC Brazos from September 2019 through May 2020 and the cash received by the Trust during the nine months ended September 30, 2019 substantially represents production by VOC Brazos from September 2018 through May 2019.

For the three and nine months ended September 30, 2020 and 2019, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The West Texas Intermediate spot price of crude oil has declined since the beginning of 2020, from $63.27 per barrel on January 6, 2020 to $38.79 per barrel on November 5, 2020. During this time frame, the monthly average price, which is the base price that crude oil sales are based on, reached a low of $16.70 for April 2020. The decline in oil prices is primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. If commodity prices for crude oil remain at reduced levels, subsequent distributions in 2020 will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. In light of the current uncertain economic environment, the Trustee withheld an amount from the second quarterly distribution in 2020 that is estimated to be sufficient to pay Trust expenses through approximately April 2021.

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

There was no third quarterly distribution during 2020 to Trust unitholders owning Trust units as of July 30, 2020. The revenue collected by VOC Brazos from April 1, 2020 through June 30, 2020 was not sufficient to cover the costs paid during the period. VOC Brazos applied $7,045 from the reserve for future expenditures to cover the deficit.

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

The third quarterly distribution during 2019 was $3,485,000, or $0.205 per Trust Unit, and was made on August 14, 2019 to Trust unitholders owning Trust Units as of July 30, 2019. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2019 through June 30, 2019

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2020 and 2019, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On October 20, 2020, the Trust announced a Trust distribution of net profits for the fourth quarterly distribution during 2020. Unitholders of record on October 30, 2020 will receive a distribution amounting to $1,445,000, or $0.085 per Trust Unit, which will be paid on November 13, 2020.

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

Overview

Impact of COVID-19. The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting has had, and continues to have, a negative impact on worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has declined since the beginning of 2020, from $63.27 per barrel on January 6, 2020 to $38.79 per barrel on November 5, 2020. During this time frame, the monthly average price, which is the base price that crude oil sales are based on, reached a low of $16.70 for April 2020. The decline in oil prices is primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices would adversely affect the operators of the underlying properties. As a result of the decreased price of crude oil during the second quarter of 2020, there was no distribution made to unitholders in the third quarter of 2020. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

Impairment of Net Profits Interest. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust determined that its aggregate value of the underlying properties was impaired, which has resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment was charged directly to Trust corpus and did not affect distributable income. The Trust has determined that no additional impairment has been incurred during the quarters ended June 30 or September 30, 2020.

Results of Operations

Results of Operations for the Quarters Ended September 30, 2020 and 2019

The following is a summary of income (loss) from net profits interest received by the Trust for the three months ended September 30, 2020 and 2019 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2020	2019
Sales volumes:
Oil (Bbl)	122,672	148,496
Natural gas (Mcf)	100,804	78,786
Total (BOE)	139,473	161,627
Average sales prices:
Oil (per Bbl)	$22.53	$58.63
Natural gas (per Mcf)	$1.24	$2.83
Gross proceeds:
Oil sales	$2,764,248	$8,705,923
Natural gas sales	125,344	223,269
Total gross proceeds	2,889,592	8,929,192
Costs:
Production and development costs:
Lease operating expenses	2,251,208	3,170,157
Production and property taxes	262,775	550,970
Development expenses	384,415	518,623
Total costs	2,898,398	4,239,750

Excess (deficit) of revenues over direct operating expenses and lease equipment and development costs	(8,806)	4,689,442
Times net profits interest over the term of the Trust	80%	80%
Income (loss) from net profits interest before reserve adjustments	(7,045)	3,751,554
VOC Brazos reserve for future development, maintenance or operating expenditures	7,045	—
Income from net profits interest	$—	$3,751,554

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2020 substantially represents the production by VOC Brazos from March 2020 through May 2020. The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2019 substantially represents the production by VOC Brazos from March 2019 through May 2019. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $2,889,592 for the three months ended September 30, 2020, a decrease of $6,039,600 or 67.6% from $8,929,192 for the three months ended September 30, 2019. Revenues are a function of oil and natural gas sales volumes and prices received. The decrease in gross proceeds was due to a decrease in oil sales volumes, partially offset by an increase in natural gas sales volumes, and decreases in market prices for oil and natural gas sales during the third quarter of 2020. During the three months ended September 30, 2020, the average price for oil decreased 61.6% to $22.53 per Bbl and the average price for natural gas decreased 56.2% to $1.24 per Mcf. Oil sales volumes were 122,672 Bbls for the three months ended September 30, 2020, a decrease of 25,824 Bbls or 17.4% from 148,496 Bbls for the three months ended September 30, 2019, while natural gas sales volumes were 100,804 Mcf, an increase of 22,018 Mcf or 27.9% from 78,786 Mcf for the same period in 2019.

Costs. Lease operating expenses were $2,251,208 for the three months ended September 30, 2020, a decrease of $918,949 or 29.0% from $3,170,157 for the three months ended September 30, 2019. Production and property taxes were $262,775 for the three months ended September 30, 2020, a decrease of $288,195 or 52.3% from $550,970 for the same period in 2019. Such decrease is the result of an decrease of $104,242 in property taxes resulting primarily from a timing difference as to when payments are normally made and a decrease of $183,953 or 67.8% in production taxes due primarly to lower sales volumes for oil. Development expenses were $384,415 for the three months ended September 30, 2020, a decrease of $134,208 or 25.9% from $518,623 for the same period in 2019. Such decrease was primarily due to a decrease in drilling activity and development expenses. Included in the $384,415 is $290,204 in payments made to the operator from net revenue received from the Hawkwood Development wells during the three months ended September 30, 2020.

Excess of revenues over direct operating expenses and lease equipment and development costs. The deficit of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $(8,806) for the three months ended September 30, 2020, a decrease of $4,698,248 or 100.2% from $4,689,442 for the three months ended September 30, 2019. The Trust’s 80% net profits interest of these totals was $(7,045) and $3,751,554, respectively. During the three months ended September 30, 2020, VOC Brazos released $7,045 from the previously established cash reserve for future development, maintenance or operating expenditures to cover the deficit. This resulted in income from the net profits interest of $0 and $3,751,554 for such periods, respectively. These amounts were reduced by a Trust holdback for future expenses of $0 and $266,554 for the three months ended September 30, 2020 and 2019, respectively. The Trustee paid general and administrative expenses of $139,230 for the three months ended September 30, 2020, a decrease of $61,692 from $200,922 for the three months ended September 30, 2019. This decrease was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended September 30, 2020 of $0, a decrease of $3,485,000 from $3,485,000 for the three months ended September 30, 2019.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2020 and 2019 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2020	2019
Sales volumes:
Oil (Bbl)	447,635	417,601
Natural gas (Mcf)	293,592	232,498
Total (BOE)	496,567	456,351
Average sales prices:
Oil (per Bbl)	$45.08	$56.87
Natural gas (per Mcf)	$1.89	$3.21
Gross proceeds:
Oil sales	$20,181,144	$23,750,531
Natural gas sales	553,541	746,711
Total gross proceeds	20,734,685	24,497,242
Costs:
Production and development costs:
Lease operating expenses	8,778,426	9,391,214
Production and property taxes	1,639,104	1,517,824
Development expenses	5,937,342	1,936,834
Total costs	16,354,872	12,845,872

Excess of revenues over direct operating expenses and lease equipment and development costs	4,379,813	11,651,370
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,503,850	9,321,096
VOC Brazos reserve for future development, maintenance or operating expenditures	7,045	—
Income from net profits interest	$3,510,895	$9,321,096

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2020 substantially represents the production by VOC Brazos from September 2019 through May 2020.  The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2019 substantially represents the production by VOC Brazos from September 2018 through May 2019.  The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $20,734,685 for the nine months ended September 30, 2020, a decrease of $3,762,557 or 15.4% from $24,497,242 for the nine months ended September 30, 2019.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to increases in oil and natural gas sales volumes during the first nine months of 2020 that were offset by decreases in market prices for oil and natural gas.  During the nine months ended September 30, 2020, the average price for oil decreased 20.7% to $45.08 per Bbl and the average price for natural gas decreased 41.1% to $1.89 per Mcf. Oil sales volumes were 447,635 Bbls for the nine months ended September 30, 2020, an increase of 30,034 Bbls or 7.2% from 417,601 Bbls for the nine months ended September 30, 2019, while natural gas sales volumes were 293,592 Mcf, an increase of 61,094 Mcf or 26.3% from 232,498 Mcf for the same period in 2019.

Costs.  Lease operating expenses were $8,778,426 for the nine months ended September 30, 2020, a decrease of $612,788 or 6.5% from $9,391,214 for the nine months ended September 30, 2019. Production and property taxes were $1,639,104 for the nine months ended September 30, 2020, an increase of $121,280 or 8.0% from $1,517,824 for the nine months ended September 30, 2019. Such increase is primarily due to an increase of $205,013 or 24.8% in property taxes partially offset by a decrease of $83,733 or 12.1% in production taxes due to lower prices for oil and natural gas. Development expenses were $5,937,342 for the nine months ended September 30, 2020, an increase of $4,000,508 or 206.5% from $1,936,834 for the same period in 2019. Included in the $5,937,342 are payments totaling $4,940,967 made to the operator from net revenue received from the Hawkwood Development wells during the nine months ended September 30, 2020.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,379,813 for the nine months ended September 30, 2020, a decrease of $7,271,557 or 62.4% from $11,651,370 for the nine months ended September 30, 2019.  The Trust’s 80% net profits interest of these totals were $3,503,850 and $9,321,096, respectively. During the nine months ended September 30, 2020, VOC Brazos released $7,045 from the previously established cash reserve for future development, maintenance or operating expenditures to cover the deficit for the three months ended September 30, 2020 but did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures for the nine months ended September 30, 2019, which resulted in income from the net profits interest of $3,510,895 and $9,321,096 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $1,130,895 and $651,096 for the nine months ended September 30, 2020 and 2019, respectively. This increase of $479,799 includes an amount estimated to be sufficient to pay estimated Trust expenses through approximately April 2021. The Trustee paid general and administrative expenses of $661,579 for the nine months ended September 30, 2020, a decrease of $77,086 from $738,665 for the nine months ended September 30, 2019.  This decrease was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income of $2,380,000 for the nine months ended September 30, 2020 and $8,670,000 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2020, $795,448 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and nine months ended September 30, 2020 and 2019, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $992,955 and $1,000,000 at September 30, 2020 and 2019, respectively.

In 2018, VOC Brazos entered into a joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four wells in the Lower Woodbine Organic Shale (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the Lower Woodbine Organic Shale (“LWOS”) in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos is paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells is received, thereby having no current effect on Trust distributions. The unpaid balance thru September 30, 2020 was $595,873.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2020, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Except as provided below, there have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic has had, and continues to have, a negative impact on worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has declined since the beginning of 2020, from $63.27 per barrel on January 6, 2020 to $38.79 on November 5, 2020. During this time frame, the monthly average price, which is the base price that crude oil sales are based on, reached a low of $16.70 for April 2020. The decline in oil prices is primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices will adversely affect the operators of the underlying properties. As a result of the decreased price of crude oil during the second quarter of 2020, there was no distribution made to unitholders in the third quarter of 2020. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Continued low prices of oil may ultimately reduce the amount of oil that is economic to produce from the underlying properties. As a result, the operator of the underlying properties could determine, during periods of low commodity prices, to shut in or curtail production on the underlying properties. In addition, the operator of the underlying properties could determine, during periods of low commodity prices, to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

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

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. Although OPEC has since agreed to certain production cuts, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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

Date: November 9, 2020

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