Form 10-K
period 2020-12-31
VOC Energy Trust
filed 2021-03-16
CIK 1505413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Registrant’s telephone number, including area code: (713) 483-6020
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	VOC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $2.27 on June 30, 2020, was approximately $28,937,393.
As of March 16, 2021, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, which we refer to as this “Form 10-K,” contains forward looking statements about VOC Brazos Energy Partners, L.P., a Texas limited partnership, which we refer to as “VOC Brazos,” and VOC Energy Trust, which we refer to herein as the “trust,” that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act”. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Business” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of VOC Brazos and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.
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

•
the effect, impact, potential duration or other implications of the novel strain of coronavirus (“COVID-19”) pandemic;

•
the actions of the Organization of Petroleum Exporting Countries (“OPEC”);

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

•
inflation.

This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of VOC Brazos and the trust, including under the heading “Risk Factors.” All written and oral forward-looking statements attributable to VOC Brazos or the trust or persons acting on behalf of VOC Brazos or the trust are expressly qualified in their entirety by such factors.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS
In this Form 10-K the following terms have the meanings specified below.
Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.
Boe — One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals 1.54 Bbls of natural gas liquids.
Btu or British Thermal Unit — The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.
Completion — The installation of permanent equipment for the production of oil or natural gas, or, in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned.
Developed Acreage — The number of acres that are allocated or assignable to productive wells or wells capable of production.
Development Well — A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
DUCs — Drilled but uncompleted. A well that has been drilled but has not undergone the final steps of perforating/acidizing or hydraulic fracturing and procedures necessary to place the well on production.
Estimated Future Net Revenues — Also referred to as “estimated future net cash flows.” The result of applying current prices of oil and natural gas to estimated future production from oil and natural gas proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves.
Field — An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.
Gross Acres or Gross Wells — The total acres or wells, as the case may be, in which a working interest is owned.
Henry Hub — A distribution hub on the natural gas pipeline system in Erath, Louisiana. It is the pricing point for natural gas futures contracts traded on the New York Mercantile Exchange and the over the counter swaps traded on the Intercontinental Exchange, Spot and future natural gas prices set at Henry Hub are denominated in USD per MMBtu.
MBbl — One thousand barrels of crude oil or other liquid hydrocarbons.
MBoe — One thousand barrels of oil equivalent.
Mcf — One thousand standard cubic feet of natural gas. For purposes of this Form 10-K, references to Mcf include an insignificant amount of natural gas liquid measurement.
MMBbls — One million barrels of crude oil or other liquid hydrocarbons.
MMBoe — One million barrels of oil equivalent.
MMBtu — One million British Thermal Units.
MMcf — One million standard cubic feet of natural gas. For purposes of this Form 10-K, references to MMcf include an insignificant amount of natural gas liquid measurement.

Net Acres or Net Wells — The sum of the fractional working interests owned in gross acres or wells, respectively.
Net Profits Interest — A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.
Net Revenue Interest — An interest in all oil and natural gas produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, net profits interests, carried interests, reversionary interests and any other burdens to which the person’s interest is subject.
NYMEX — New York Mercantile Exchange.
Plugging and Abandonment — Activities to remove production equipment and seal off a well at the end of a well’s economic life.
Proved Developed Non-Producing Reserves — Proved developed reserves expected to be recovered from zones behind casing in existing wells.
Proved Developed Oil and Gas Reserves — Proved Oil and Gas Reserves that can be expected to be recovered:
(A)
through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

(B)
through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved Developed Producing Reserves — Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.
Proved Oil and Gas Reserves — Those quantities of oil and gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
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

Proved Undeveloped Oil and Gas Reserves — Proved Oil and Gas Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
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

PV-10 — The present value of estimated future net revenues using a discount rate of 10% per annum.
Recompletion — The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.
Reservoir — A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
Standardized Measure of Discounted Future Net Cash Flows — Also referred to herein as “standardized measure.” It is the present value of estimated future net revenues computed by discounting estimated future net revenues at a rate of 10% annually.
The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities — oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise’s interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:
a.
Future cash inflows.   These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2018, 2019 and 2020 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

c.
Future income tax expenses.   These expenses shall be computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the enterprise’s proved oil and gas reserves, less the tax basis of the properties involved. The future income tax expenses shall give effect to tax deductions, tax credits and allowances relating to the enterprise’s proved oil and gas reserves.

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

Working Interest — Also called an operating interest. The right granted to the lessee of a property to explore for and to produce and own oil, gas or other minerals. The working interest owner bears the exploration, development and operating costs on either a cash, penalty or carried basis.
Workover — Operations on a producing well to restore or increase production.
WTI Cushing — West Texas Intermediate, a type of crude oil used as a benchmark in oil pricing and the underlying commodity of the New York Mercantile Exchange’s oil future contracts for delivery at Cushing, Oklahoma.

PART I
Item 1.   Business.
General
VOC Energy Trust, which we refer to as the “trust,” was formed in November 2010 by VOC Brazos Energy Partners, L.P., which we refer to as “VOC Brazos.” Much of the information disclosed herein has been provided to the trust by VOC Brazos, including information associated with the underlying properties such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.
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
The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the “SEC.” Electronic filings by the trust with the SEC are available free of charge through the SEC’s website at www.sec.gov and at http://voc.q4web.com/home/default.aspx.
On May 10, 2011, VOC Brazos and the trust completed an initial public offering of units of beneficial interest in the trust, which are referred to herein as the “trust units.” In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the “net profits interest.” VOC Brazos’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the “underlying properties.” As of December 31, 2020, the underlying properties included interests in 765 gross (470.3 net) producing wells and included 84,332 gross (52,049.7 net) acres. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2020, cumulatively, since inception, the trust has received payment for approximately 5.6 MMBoe of the trust’s 8.5 MMBoe interest.
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

•
property and production taxes;

•
development expenses;

•
lease operating expenses; and

•
administrative expenses of the trust.

The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the trust are managed by the trustee, and neither VOC Brazos nor any of its affiliates has the ability to manage or influence the operations of the trust. Vess Oil Corporation, which we refer to as “Vess Oil,” L.D. Drilling, Inc. and Davis Petroleum, Inc., which are collectively referred to herein as the “VOC Operators,” are currently the operator or contract operator of substantially all of the underlying properties. VOC Brazos does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the underlying properties.
Description of the Trust Units
Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 16, 2021.
Distributions and Income Computations
Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust’s expenses for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. Quarterly cash distributions during the term of the trust are made by the trustee on or before the 45th day following the end of each quarter to the trust unitholders of record on the 30th day following the end of each quarter (or the next succeeding business day).
Unless otherwise advised by counsel or the Internal Revenue Service, which we refer to herein as the “IRS,” the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter in which the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See “— Federal Income Tax Matters.”
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
Duration of the Trust; Sale of the Net Profits Interest
The trust will remain in existence until the later to occur of (1) December 31, 2030 or (2) the time when 10.6 MMBoe (which is the equivalent of 8.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) have been produced and sold. The trust will dissolve prior to its termination if:
•
the trust sells the net profits interest;

•
annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years;

•
the holders of a majority of the outstanding trust units vote in favor of dissolution; or

•
there is a judicial dissolution of the trust.

Upon dissolution, the trustee would sell all of the trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the trust unitholders.
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
The amounts paid to the trust for the net profits interest are based on the definitions of “gross proceeds” and “net proceeds” contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 80% of the aggregate net proceeds attributable to a computation period will be paid to the trust on or before the 30th day of the month following the computation period. VOC Brazos will not pay to the trust any interest on the net proceeds held by VOC Brazos prior to payment to the trust. The trustee will make distributions to trust unitholders quarterly, if sufficient funds are available. See “— Description of the Trust Units — Distributions and Income Computations.”
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
“Net proceeds” means gross proceeds less the following:
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
During each twelve-month period beginning on the later to occur of (1) December 31, 2027 and (2) the time when 9.8 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 7.8 MMBoe in respect of the net profits interest), which we refer to, in either case, as the “Capital Expenditure Limitation Date,” the sum of the development expenditures and amounts reserved for approved development expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The “Average Annual Capital Expenditure Amount” means the quotient of (x) the sum of the development expenditures and amounts reserved for approved development expenditure projects with respect to the three twelve- month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.
As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.7 million paid to the VOC Operators in 2018, $1.8 million paid in 2019, and $1.7 million paid in 2020 for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index (“OAI”) published by the Council of Petroleum Accountants Society (“COPAS”) for that year.
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
The conveyance generally permits VOC Brazos to transfer without the consent or approval of the trust unitholders all or any part of its interest in the underlying properties, subject to the net profits interest. The trust unitholders are not entitled to any proceeds of a sale or transfer of VOC Brazos’ interest unless certain conditions set forth in the following paragraph are satisfied. Except in certain cases where the net profits interest is released, following a sale or transfer, the underlying properties will continue to be subject to the net profits interest, and the net proceeds attributable to the transferred property will be calculated as part of the computation of net proceeds described in this Form 10-K.
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
Federal Income Tax Matters
The following is a summary of certain U.S. federal income tax matters that may be relevant to trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the trust or the trust unitholders.
The summary is limited to trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment. Each trust unitholder should consult his or her own tax advisor with respect to his or her particular circumstances.
Classification and Taxation of the Trust
Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel’s opinion, at the time of formation, that the trust will be classified as a grantor trust for federal income tax purposes. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust’s assets directly as though no trust were in existence. The income of the trust is deemed to be received or accrued by the trust unitholder at the time such income is received or accrued by the trust, rather than when distributed by the trust. Each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder’s tax method of accounting and without regard to the taxable year or accounting method employed by the trust.
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
Classification of the Net Profits Interest
Tax counsel to the trust also advised the trust at the time of formation that, for federal income tax purposes, based upon representations made by VOC Brazos regarding the expected economic life of the underlying properties and the expected duration of the net profits interest, in its opinion the net profits interest should be treated as a “production payment” under Section 636 of the Code or otherwise as a debt instrument. On the basis of that advice, the trust will treat the net profits interest as indebtedness subject to Treasury regulations applicable to contingent payment debt instruments, and by purchasing trust units, a trust unitholder will agree to be bound by the trust’s application of those regulations, including the trust’s determination of the rate at which interest will be deemed to accrue on the net profits interest. No assurance can be given that the IRS or another taxing authority will not assert that the net profits interest should be treated differently. Any such different treatment could affect the amount, timing and character of income, gain or loss in respect of an investment in trust units and could require a trust unitholder to accrue income at a rate different than that determined by the trust.
Widely Held Fixed Investment Trust Reporting Information
The trustee assumes that some trust units are held by middlemen, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 1-855-802-1094, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding trust units on behalf of trust unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Trust unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units. Any generic tax information provided by the trustee of the trust is intended to be used only to assist trust unitholders in the preparation of their federal and state income tax returns.
Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2018 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://voc.q4web.com/home/default.aspx.

Description of the Underlying Properties
The underlying properties consist of VOC Brazos’ net interests in substantially all of its oil and natural gas properties after deduction of all royalties and other burdens on production thereon as of May 10, 2011, which properties are located in the states of Kansas and Texas. The VOC Operators are currently the operators or contract operators of substantially all of the underlying properties.
VOC Brazos’ interests in the properties comprising the underlying properties require VOC Brazos to bear its proportionate share along with the other working interest owners of the costs of development and operation of such properties. The underlying properties are burdened by non-working interests owned by third parties consisting primarily of overriding royalty and royalty interests retained by the owners of the land subject to the working interests. These landowners’ royalty interests typically entitle the landowner to receive 12.5% of the revenue derived from oil and natural gas production resulting from wells drilled on the landowner’s land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest percentage is a working interest owner’s percentage of production after reducing such percentage by the percentage of burdens on such production such as royalties and overriding royalties.
Based on the reserve report, the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 10.6 MMBoe of proved reserves attributable to the underlying properties expected to be produced over the term of the trust. The trust is entitled to receive 80% of the net proceeds from the sale of production of oil and natural gas attributable to the underlying properties that are produced during the term of the trust, whereas total reserves as reflected on the summary reserve reports and attributable to the underlying properties include all reserves expected to be economically produced during the economic life of the underlying properties.
In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 9.6% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2024. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2024 will be approximately $15.1 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.
Reserves
The engineering department of Vess Oil Corporation, who serves as contract operator for VOC Brazos, maintains oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provides appropriate data to independent third party engineers for the annual estimation of year-end reserves. This engineering department accumulates historical production data for the underlying properties, calculates historical lease operating expenses and differentials, updates working interests and net revenue interests, and obtains logs, 3-D seismic and other geological and geophysical information. This data is forwarded to Cawley, Gillespie & Associates, Inc., which we refer to as “CG&A”, thereby allowing CG&A to prepare estimated proved reserves in their entirety based on such data.
Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2018, 2019 and 2020 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 29 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2018, 2019 and 2020 is presented consistent with these requirements.
Proved Reserves of VOC Energy Trust.   The following table sets forth, as of December 31, 2020, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	1,949	1,557	2,208
Proved Undeveloped	470	468	548
Total Proved	2,419	2,025	2,756
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
The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.
	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2017	4,000	1,707	4,285
Revisions of previous estimates	809	824	946
Production(1)	(420)	(253)	(462)
Balance, December 31, 2018	4,389	2,278	4,769
Revisions of previous estimates	263	(40)	256
Production(1)	(489)	(287)	(537)
Balance, December 31, 2019	4,163	1,951	4,488
Revisions of previous estimates	(1,310)	364	(1,250)
Production(1)	(434)	(290)	(482)
Balance, December 31, 2020	2,419	2,025	2,756
Proved Developed Reserves:
Balance, December 31, 2017	3,343	1,320	3,564
Balance, December 31, 2018	3,416	1,574	3,680
Balance, December 31, 2019	3,178	1,561	3,438
Balance, December 31, 2020	1,949	1,557	2,208

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2017	657	387	721
Proved undeveloped reserves converted to proved developed by drilling	(6)	0	(6)
Additional proved undeveloped reserves added	321	0	321
Revisions of previous estimates	0	317	53
Balance, December 31, 2018	972	704	1,089
Proved undeveloped reserves converted to proved developed by drilling	(165)	0	(165)
Additional proved undeveloped reserves added	401	0	401
Revisions of previous estimates	(223)	(314)	(275)
Balance, December 31, 2019	985	390	1,050
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	0	0	0
Revisions of previous estimates	(515)	78	(502)
Balance, December 31, 2020	470	468	548

(1)
Reflects sales volumes produced during the noted year regardless whether royalty payments thereon have been remitted to the Trust by VOC Brazos.

None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.
The reserves above represent the trust’s 80% net profits interest in the underlying properties for the remainder of the term of the trust.
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2020 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2020 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust’s estimated oil and natural gas reserves.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	2,292.1	143.7	587.6	3,023.2
Gas (MMcf)	1,566.8	67.5	368.9	2,003.2
NGL (MBbl)	69.9	10.1	55.3	135.4
Revenue
Oil	$83,143.6	$5,374.9	$21,778.6	$110,297.1
Gas	1,729.7	32.7	178.9	1,941.3
NGL	830.3	120.1	656.9	1,607.4
Severance Taxes	2,743.5	258.0	937.2	3,938.8
Ad Valorem Taxes	2,461.5	190.3	731.9	3,383.7
Operating Expenses	42.069.9	292.9	1,220.3	43,583.1

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Workover Expenses	4,846.6	0.0	0.0	4,846.6
COPAS Overhead	6,006.3	108.8	344.9	6,460.0
Other Deductions	569.6	291.6	1,009.1	1,870.3
Investments	277.2	2,132.9	12,735.0	15,145.1
80% Net Profits Interest Net Operating Income (NPI)(1)	$21,383.3	$1,802.5	$4,508.8	$27,694.6
80% NPI(2)	$15,363.9	$952.9	$1,163.3	$17,480.0

(1)
Before interest and taxes.

(2)
Discounted at 10%.

The net profits interest entitles the trust to receive 80% of the net proceeds attributable to the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2020, CG&A estimated that the trust would terminate on September 30, 2031 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) as of this date.
Oil and gas prices were adjusted to a WTI Cushing oil price of $39.57 per Bbl and a Henry Hub natural gas price of $1.985 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2020. The price adjustments were based on oil price differentials forecast at −$4.55 per Bbl for the Kansas underlying properties, −$2.00 per Bbl for the Kurten (Woodbine) Field wells in Texas, −$3.75 per Bbl for the Sand Flat Unit and Hitts Lake North Field wells in Texas and −$2.00 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials varied by property as provided by VOC Brazos and were also not escalated. NGL price differentials were applied at 30% of the WTI oil price and not escalated. The base price differentials may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at 4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero when a rate of 6 Bbl/day per well was reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue but dropped to 2.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 3.29 percent of revenue (after severance taxes) for the Texas properties.
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

Producing Acreage and Well Counts
For the following data, “gross” refers to the total wells or acres in which VOC Brazos owns a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by VOC Brazos. Although many of VOC Brazos’ wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.
The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2020.
	Gross	Net
	(acres)
Developed Acreage:
Kansas	60,639	35,208.4
Texas	23,693	16,841.3
Total	84,332	52,049.7
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the underlying properties as of December 31, 2020:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	722	457.3	30	7.3	752	464.6
Natural gas	10	5.0	3	0.7	13	5.7
Total	732	462.3	33	8.0	765	470.3
The following is a summary of the number of developmental wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2018		2019		2020
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	2	0.7	9	3.6	—	—
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total	2	0.7	9	3.6	—	—
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
In 2020, no wells were drilled or completed. The former MD Earnings Well was still awaiting completion at December 31, 2020. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program” for more information regarding VOC Brazos’ joint venture agreements with Hawkwood Energy East Texas, LLC and MD America Energy, LLC and the Hawkwood Earning Wells, Hawkwood Development Wells and MD Earning Wells (each as defined therein).
The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe received by the trust from the underlying properties.
	Year Ended December 31,
	2018	2019	2020
Sales prices:
Oil (per Bbl)	$59.18	$56.11	$43.22
Natural gas (per Mcf)	$3.26	$2.90	$1.80
Lease operating expense (per Boe)	$21.40	$20.29	$17.40
Production and property taxes (per Boe)	$3.56	$2.81	$2.78
Major Producing Areas
The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2020.
	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
	(In Thousands)
Kansas (157 Fields)
Fairport	470	0	470	10.1%	$3,226	13.0%
Marcotte	98	0	98	2.1	778	3.1
Chase-Silica	89	0	89	1.9	654	2.6
Codell	71	0	71	1.5	618	2.5
Mueller	62	0	62	1.3	489	2.0
Rosa Northwest	39	0	39	0.8	388	1.6
Zurich	38	0	38	0.8	334	1.3
Griston SW	27	0	27	0.6	329	1.3
Wesley	32	0	32	0.7	245	1.0
Bindley	28	0	28	0.6	239	1.0
Alford	23	39	30	0.6	222	0.9
Other	476	358	535	11.7	46	0.2
Kansas Total	1,453	397	1,519	32.7	7,568	30.5
Texas (5 Fields)
Kurten	2,125	2,976	2,621	56.6	12,740	51.3
Hitts Lake North	446	0	446	9.6	4,362	17.6
Madisonville West	15	35	21	0.5	139	0.5
Other	24	3	25	0.6	30	0.1
Texas Total	2,610	3,014	3,113	67.3	17,270	69.5
Total	4,063	3,411	4,632	100.0%	$24,838	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2020 through December 1, 2020 and were held constant for the life of the properties. This yielded a base price for oil of $39.57 per barrel and a base price for natural gas of $1.985 per MMBtu.

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

Kansas.   As of December 31, 2020, proved reserves attributable to the portion of the Kansas underlying properties were approximately 1.5 MMBoe and were located in three primary areas: Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2020, the VOC Operators operated 95.9% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.
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
Texas.   As of December 31, 2020, proved reserves attributable to the Texas underlying properties were approximately 3.1 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2020, the VOC Operators operated approximately 99.3% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.
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
The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the underlying properties from the above table:
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2018	95	141	119
2019	169	193	201
2020	148	202	182
Marketing and Post-Production Services
Pursuant to the terms of the conveyance that created the net profits interest, VOC Brazos has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the underlying properties. The terms of the conveyance that created the net profits interest do not permit VOC Brazos to charge any marketing fee when determining the net proceeds upon which the net profits interest is calculated. As a result, the net proceeds to the trust from the sales of oil and natural gas production from the underlying properties are determined based on the same price that VOC Brazos receives for oil and natural gas production attributable to VOC Brazos’ remaining interest in the underlying properties.

Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 1.437 billion barrels for the State of Texas during 2020. There were 31 operating oil refineries located in Texas in 2020 with combined capacity to refine over 5.85 million barrels of oil per day. With oil production in the state of Texas averaging approximately 4.69 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.
Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 1,900 operators reported aggregate oil production of approximately 28.3 million barrels for the state of Kansas in 2020. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine approximately 404,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 78,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.
Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing, LLC, an affiliate of VOC Brazos, which we refer to as “MV Purchasing,” under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2018, 2019 and 2020, MV Purchasing purchased 38%, 32% and 31%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2018, 2019 and 2020 received by the trust from the underlying properties was $3.05, $2.48 and $1.20 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2018, 2019 and 2020, VOC Brazos plugged and abandoned 17, 13 and 11 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.
VOC Brazos generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the trust unitholders. In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received. No underlying properties were sold, and therefore no net sales proceeds were paid to the trust for its share of interest in any such underlying properties, during 2019 or 2020. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2020.
Title to Properties
The underlying properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect VOC Brazos’ rights to production and the value of production from the underlying properties, they have been taken into account in calculating the trust’s interests and in estimating the size and the value of the reserves attributable to the underlying properties.
VOC Brazos’ interests in the underlying properties are typically subject, in one degree or another, to one or more of the following:
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
VOC Brazos believes that its title to the underlying properties is, and the trust’s title to the net profits interest is, good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such properties or royalty interests. Please see “Item 1A. Risk Factors — The trust units may lose value as a result of title deficiencies with respect to the underlying properties.”
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
Future price fluctuations for oil and natural gas will directly impact trust distributions, estimates of reserves attributable to the trust’s interests and estimated and actual future net revenues to the trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the trust nor VOC Brazos can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the trust.
Regulation
The production of oil and gas from the underlying properties is affected by many state and federal regulations with respect to allowable rates of production, drilling permits, well spacing, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.
FERC Regulation
Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and regulations issued under those statutes. Over the last two decades, the FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or “unbundle,” into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts.
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
Environmental Matters and Regulation
General.   The operations of the underlying properties are subject to stringent and complex federal, regional, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may impose significant obligations on VOC Brazos’ operations, including requirements to, among other things:
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

•
apply specific health and safety criteria addressing workover protection; and

•
impose substantial liabilities on VOC Brazos for pollution resulting from VOC Brazos’ operations.

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of VOC Brazos’ operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. VOC Brazos believes that it is in substantial compliance with all existing environmental laws and regulations applicable to its current operations and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. However, the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on VOC Brazos’ development expenditures, results of operations and financial position. VOC Brazos may be unable to pass on those increases to its customers.
The following is a summary of the more significant existing environmental, health and safety laws and regulations, each as amended from time to time, to which VOC Brazos’ business operations are subject:
Hazardous substance and wastes.   The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the owner or operator of the site where the release occurred, and entities that transport or disposed or arranged for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency, or “EPA,” and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. VOC Brazos generates materials in the course of its operations that may be regulated as hazardous substances.
The Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. In December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. Any future change in the exclusion for such wastes could potentially result in an increase in the cost of managing and disposing of those wastes.
The real properties upon which VOC Brazos conducts its operations have been used for oil and natural gas exploration and production for many years. Although VOC Brazos believes that it has utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released on or under the real properties upon which VOC Brazos conducts its operations, or on or under other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under VOC Brazos’ control. These properties and the substances disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, VOC Brazos could be required to remove or remediate previously disposed wastes, to clean up contaminated property, and to perform remedial operations such as restoration of pits and plugging of abandoned wells to prevent future contamination.
Water discharges and hydraulic fracturing.   The federal Clean Water Act, or “CWA,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into waters of the United States and waters of the state, respectively. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or POTW. Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment facility, or CWT, in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued by the U.S. Army Corps of Engineers, or ACE. CWA Section 401 provides that the applicant for an individual Section 404 ACE permit for the discharge of dredge and fill material must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.
How the EPA and the ACE define “waters of the United States,” or WOTUS, can impact VOC Brazos’ regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On April 21, 2020, the EPA and the ACE issued a revised regulation (the “2020 rule”) that narrowed the definition from the 2015 rule. Litigation has been filed on the 2020 rule, but it is effective in all jurisdictions. In January 2021, President Biden issued an Executive Order announcing that the new administration would review the 2020 rule, and the administration has asked that litigation on the 2020 rule be stayed while it considers how to proceed. To the extent that VOC Brazos must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, VOC Brazos could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.
It is customary to recover oil and natural gas from deep shale and tight sand formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude certain hydraulic fracturing activities from the definition of “underground injection.” At present, hydraulic fracturing is regulated at the state and local level. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Repeal of the exemption would allow the EPA to promulgate new regulations. Many states have adopted rules that required operators to disclose chemicals and water volumes associated with hydraulic fracturing. In addition, the EPA finalized a study of the potential environmental impacts of hydraulic fracturing activities in 2016, finding that under certain circumstances the “water cycle” activities associated with hydraulic fracturing could impact drinking water resources. More recently, the injection of water produced as a result of hydraulic fracturing has been associated with seismic activity leading to restrictions on injection in some areas. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities. Moreover, required disclosure without protection for trade secret or proprietary products could discourage service companies from using such products and as a result impact the degree to which some oil and gas wells may be efficiently and economically completed or brought into production. Finally, VOC Brazos believes that enactment of legislation regulating hydraulic fracturing at the federal level may have a material adverse effect on its business.
Air emissions.   The federal Clean Air Act, or “CAA,” and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources and has recently proposed rules that define the terms used to determine whether a source is considered to be a major source under the CAA. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels.
The EPA is also charged with establishing National Ambient Air Quality Standards, or NAAQS, the implementation of which can indirectly impact VOC Brazos’ operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The new administration will have an opportunity to revisit the ozone NAAQS. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit VOC Brazos’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Climate change.   In response to certain scientific studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases, or “GHGs,” and including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions the EPA issued regulations restricting GHGs. These restrictions include additional reductions of volatile organic compounds, hazardous air pollutants and methane emissions from the oil and gas sector. Such regulations limiting emissions of GHGs from the equipment and operations of VOC Brazos could require VOC Brazos to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that VOC Brazos produces.
In December 2015, the EPA finalized rules that added new sources to the scope of GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as described above, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities, or the “Methane Rule.” Following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require VOC Brazos to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
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
Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, drought and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced by VOC Brazos or otherwise cause VOC Brazos to incur significant costs in preparing for or responding to those effects.
At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause VOC Brazos to incur material costs.
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. A preliminary list must be provided to the Office of Management and Budget within 30 days of the order. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “ social cost of carbon,” “ social cost of nitrous oxide” and “ social cost of methane,” which are “ the monetized damages associated with incremental increased in greenhouse gas emissions,” including “ changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Various recommendations from the Working Group are due beginning June 1, 2021 and final recommendations no later than January 2022.

The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, VOC Brazos’ equipment and operations could require VOC Brazos to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for VOC Brazos’ products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, VOC Brazos’ products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, VOC Brazos’ products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. VOC Brazos cannot predict with any certainty at this time how these possibilities may affect its operations.
Endangered Species Act.   The federal Endangered Species Act, or “ESA,” restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed, or expensive mitigation may be required. On August 27, 2019, the U. S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The designation of previously unidentified endangered or threatened species could cause VOC Brazos to incur additional costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the underlying properties. While some of VOC Brazos’ facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, VOC Brazos believes that it is in substantial compliance with the ESA.
Employee health and safety.   The operations of VOC Brazos are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. VOC Brazos believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Item 1A.
Risk Factors.

Operating Risks
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

•
the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•
the actions of OPEC and other foreign, oil-exporting countries;

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

•
acts of force majeure.

Crude oil prices have been volatile over the last several years, and in 2020 ranged from a high of $63.27 to a low of $(37.63). The NYMEX crude oil spot prices per Bbl were $45.41, $61.06 and $48.52 as of December 31, 2018, 2019 and 2020, respectively. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.
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
The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and continuing through the beginning of 2021. The ongoing COVID-19 pandemic has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases.
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC, has led to significant global economic contraction generally and in the oil and gas industry in particular, which experienced a significant downturn during 2020 and into 2021. Although OPEC and its allies have since agreed to specified production cuts, crude oil prices have remained depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and the trust cannot predict when prices will improve and stabilize. The Trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on VOC Brazos’ business, financial condition and results of operations or on proceeds to the trust and the trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.
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
The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments; actions taken by governmental authorities, VOC Brazos’ customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.
To the extent COVID-19 adversely affects production from the underlying properties or the business, results of operations and financial condition of the operators of the underlying properties, it may also have the effect of heightening many of the other risks described in this Form 10-K.
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
The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the underlying properties. See “Item 1. Business — Description of the Underlying Properties — Reserves” for a discussion of the method of allocating proved reserves to the underlying properties and the net profits interest. The quantities of reserves attributable to the underlying properties and the net profits interest may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.
The processes of drilling and completing wells are high risk activities.
The processes of drilling and completing wells are subject to numerous risks beyond the trust’s and VOC Brazos’ control, including risks that could delay VOC Brazos’ current drilling schedule and the risk that drilling will not result in commercially viable oil production. VOC Brazos is not obligated to undertake any development activities, so any drilling and completion activities will be subject to the reasonable discretion of VOC Brazos. Furthermore, VOC Brazos’ future business, financial condition, results of operations, liquidity or ability to finance its share of planned development expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:
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

If drilling of development wells is delayed or cancelled, or development wells have lower than anticipated production, due to one or more of the factors above or for any other reason, estimated future distributions to trust unitholders may be reduced.
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
OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020. Although OPEC has since agreed to certain production cuts, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.
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

Interruptions in production could have a material adverse effect on the trust’s financial condition, results of operations and cash flows, and could reduce the amount of cash distributions to unitholders.
VOC Brazos does not have any long-term contracts related to the sale of production of oil and natural gas from the underlying properties and may be unable to find purchasers.
VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2020, VOC Brazos sold approximately 31% of the oil produced from the underlying properties to MV Purchasing, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.
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

Financial Risks
The reserves attributable to the underlying properties are depleting assets and production from those properties will diminish over time. Furthermore, the trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.
The net proceeds payable to the trust attributable to the net profits interest are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 93% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2020, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 9.6% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2021 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 9.6% per year.
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
VOC Brazos acquired the underlying properties over approximately the past 30 years. The existence of a material title deficiency with respect to the underlying properties could reduce the value of a property or render it worthless, thus adversely affecting the net profits interest and distributions to trust unitholders. VOC Brazos does not obtain title insurance covering mineral leaseholds, and VOC Brazos’ failure to cure any title defects may cause VOC Brazos to lose its rights to production from the underlying properties. In the event of any such material title problem, proceeds available for distribution to trust unitholders and the value of the trust units may be reduced.
The amount of cash available for distribution by the trust will be reduced by the amount of any costs and expenses related to the underlying properties and other costs and expenses incurred by the trust.
The net profits interest will bear its share of all costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes and development expenses, which will reduce the amount of cash received by the trust and thereafter distributable to trust unitholders. Accordingly, higher costs and expenses related to the underlying properties will directly decrease the amount of cash received by the trust in respect of its net profits interest, including those costs and expenses related to development pursuant to the joint venture arrangements described in “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program.” If the activities pursuant to such arrangements are pursued, other than with respect to certain excepted wells, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the Trust would be temporarily reduced, and in some periods there may be no distributions to unitholders, until anticipated production for the various development efforts in the Kurten Woodbine Unit can be brought on line. In addition, cash available for distribution by the trust will be further reduced by the trust’s general and administrative expenses.

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
A purchaser’s failure to pay VOC Brazos for purchased production could have a significant adverse impact on VOC Brazos, which in turn could result in VOC Brazos not having sufficient net proceeds attributable to the net profits interest for VOC Brazos to distribute cash to the trust.
A purchaser’s failure to pay for purchased production could have a significant adverse impact on VOC Brazos’ business, which in turn could adversely affect the trust. The recent tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers.
The bankruptcy of VOC Brazos or any operator of the underlying properties could impede the operation of the wells and the development of the proved undeveloped reserves.
VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2024 of approximately $15.1 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 9.6% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust’s ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. Neither VOC Brazos nor the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.
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
Risks Related to the Structure of the Trust
Neither the trust nor the trust’s unitholders have the ability to influence VOC Brazos or control the operations or development of the underlying properties.
The trust and the trust’s unitholders have no voting rights with respect to VOC Brazos and therefore have no managerial, contractual or other ability to influence VOC Brazos’ activities or the operations of the underlying properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. Vess Oil Corporation operates, or operates on a contract basis, substantially all of the underlying properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.
VOC Brazos may transfer all or a portion of the underlying properties at any time without trust unitholder consent, subject to specified limitations.
VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2018, 2019 and 2020, VOC Brazos plugged and abandoned 17, 13 and 11 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos’ obligations relating to the net profits interest on the portion of the underlying properties transferred.
In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos of the relevant underlying properties and are conditioned upon the trust’s receiving an amount equal to the fair market value to the trust of such net profits interest. Any net sales proceeds paid to the trust will be distributable to trust unitholders for the quarter in which they are received. No underlying properties were sold, and therefore no net sales proceeds were paid to the trust for its share of interest in any such underlying properties, during 2019 or 2020. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2020.
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
As working interest owners in, and operators of substantially all the wells on, the underlying properties, VOC Brazos and its affiliates could have interests that conflict with the interests of the trust and the trust unitholders. For example:
•
VOC Brazos’ interests may conflict with those of the trust and the trust unitholders in situations involving the development, maintenance, operation or abandonment of the underlying properties. VOC Brazos may also make decisions with respect to development expenditures that adversely affect the underlying properties. These decisions include reducing development expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the trust in the future.
•
VOC Brazos may sell some or all of the underlying properties without taking into consideration the interests of the trust unitholders. Such sales may not be in the best interests of the trust unitholders. These purchasers may lack VOC Brazos’ experience or its creditworthiness. VOC Brazos also has the right, under certain limited circumstances, to cause the trust to release all or a portion of the net profits interest in connection with a sale of a portion of the underlying properties to which such net profits interest relates.

•
MV Purchasing, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2020, VOC Brazos sold approximately 31% of the oil produced from the underlying properties to MV Purchasing.

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
Risks Related to Ownership of the Trust Units
The disposal by an affiliate of VOC Brazos of its remaining trust units may reduce the market price of the trust units.
As of the date of this Form 10-K, an affiliate of VOC Brazos, VOC Partners, LLC, owned 25% of the outstanding trust units. VOC Partners, LLC may use some or all of the remaining trust units it owns for a number of business purposes, including:
•
selling them for cash; and

•
exchanging them for interests in oil and natural gas properties or securities of oil and natural gas companies.

If it sells additional trust units or exchanges trust units in connection with acquisitions, then additional trust units will be available for sale in the market. The sale of additional trust units may reduce the market price of the trust units. The trust has entered into a registration rights agreement with VOC Partners, LLC pursuant to which the trust has agreed to file a registration statement or a shelf registration statement to register the resale of the remaining trust units held by VOC Partners, LLC and any transferee of the trust units upon request by such holders. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Registration Rights.”
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
Trust unitholders have limited ability to enforce provisions of the net profits interest, and VOC Brazos’ liability to the trust is limited.
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
Legal, Environmental and Regulatory Risks
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
The oil and natural gas exploration and production operations of VOC Brazos are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to VOC Brazos’ operations, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; the incurrence of significant development expenditures to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the EPA and analogous state environmental and oil and gas agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of VOC Brazos’ operations. Furthermore, the inability to comply with environmental laws and regulations in a cost effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair VOC Brazos’ ability to produce oil and natural gas commercially from the underlying properties, which would reduce proceeds attributable to the net profits interest.
There is inherent risk of incurring significant environmental costs and liabilities in the performance of VOC Brazos’ operations as a result of its handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to its operations, and historical industry operations and waste disposal practices. Under certain environmental laws and regulations, VOC Brazos could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether VOC Brazos was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which VOC Brazos’ wells are drilled and facilities where VOC Brazos’ petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose VOC Brazos to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly operational control requirements or waste handling, storage, transport, disposal or cleanup requirements could require VOC Brazos to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. VOC Brazos may be unable to recover some or any of these costs from insurance, in which case the amount of cash received by the trust may be decreased. The net profits interest held by the trust will bear 80% of all costs and expenses incurred by VOC Brazos in regard to environmental costs and liabilities associated with the underlying properties, including costs and liabilities resulting from conditions that existed prior to VOC Brazos’ acquisition of the underlying properties unless such costs and expenses result from VOC Brazos’ gross negligence or willful misconduct. In addition, as a result of the increased cost of compliance, VOC Brazos may decide to discontinue drilling.
The operations of the underlying properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations or expose VOC Brazos to significant liabilities, which could reduce the amount of cash available for distribution to trust unitholders.
The production and development operations on the underlying properties are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, VOC Brazos must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. VOC Brazos may incur substantial costs in order to maintain compliance with these existing laws and regulations, and the net profits interest will bear its share of these costs. In addition, VOC Brazos’ costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to VOC Brazos’ operations. Such costs could have a material adverse effect on VOC Brazos’ business, financial condition and results of operations and reduce the amount of cash received by the trust in respect of the net profits interest, VOC Brazos must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent VOC Brazos is a shipper on interstate pipelines, it must comply with the tariffs of such pipelines and with federal policies related to the use of interstate capacity, and such compliance costs will be borne indirectly in part by the trust.

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
New laws or regulations, or changes to existing laws or regulations, may unfavorably impact VOC Brazos, could result in increased operating costs or have a material adverse effect on VOC Brazos’ financial condition and results of operations and reduce the amount of cash received by the trust. These and other potential regulations could increase the operating costs of the underlying properties, reduce VOC Brazos’ liquidity, delay VOC Brazos’ operations or otherwise alter the way VOC Brazos conducts its business, any of which could have a material adverse effect on the net profits interest and the trust’s cash flows.
Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that VOC Brazos produces while the physical effects of climate change could disrupt VOC Brazos’ production and cause VOC Brazos to incur significant costs in preparing for or responding to those effects.
The oil and gas industry is a direct source of certain greenhouse gases, or “GHG,” emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact VOC Brazos’ future operations. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration, or “PSD,” construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect VOC Brazos’ operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. Regulations promulgated under the Clean Air Act may require VOC Brazos to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
Although the future implementation of the EPA and the U.S. Department of the Interior Bureau of Land Management rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation. Moreover, several states have already adopted rules requiring operators of both new and existing sources to develop and implement a LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require VOC Brazos to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.
In addition, almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from VOC Brazos’ equipment and operations could require VOC Brazos to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas produced, all of which could reduce proceeds attributable to the net profits interest and, as a result, the trust’s cash available for distribution.
At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. The U.S. withdrew from the Paris Agreement effective on November 4, 2020, but formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause VOC Brazos to incur material costs.
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.”
Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on VOC Brazos’ assets and operations and, consequently, may reduce the proceeds attributable to the net profits interest and, as a result, the trust’s cash available for distribution.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect VOC Brazos’ services.
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. The EPA finalized a study of the potential environmental impacts of hydraulic fracturing activities in December 2016, finding that under certain circumstances the “water cycle” activities associated with hydraulic fracturing could impact drinking water resources. Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. If hydraulic fracturing is regulated at the federal level, VOC Brazos’ fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas or Kansas such legal requirements could make it more difficult or costly for VOC Brazos to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. More recently, the injection of water produced as a result of hydraulic fracturing has been associated with seismic activity leading to restrictions on injection in some areas. Restrictions on hydraulic fracturing and disposal of water from such production could reduce the amount of oil and natural gas that VOC Brazos is ultimately able to produce in commercially paying quantities from the underlying properties.

Tax Risks Related to the Trust Units
The trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the trust units. If the IRS were to determine (and be sustained in that determination) that the trust is not a “grantor trust” for federal income tax purposes, or that the net profits interest is not properly treated as a production payment (and thus would fail to qualify as a debt instrument) for federal income tax purposes, the trust unitholders may receive different and potentially less advantageous tax treatment than expected.
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
Cybersecurity Risks
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the business operations of VOC Brazos and its VOC Operators.
VOC Brazos and its VOC Operators rely on information technology (“IT”) systems and networks in connection with various business activities, including exploration, development and production activities. VOC Brazos and its VOC Operators rely on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of the systems and networks of VOC Brazos and its VOC Operators, the confidentiality, availability and integrity of their data and the physical security of employees and assets. VOC Brazos and its VOC Operators have experienced, and expect to continue to experience, attempts from hackers and other third parties to gain unauthorized access to IT systems and networks. Although prior cyber-attacks have not had a material adverse effect on the operations or financial performance of VOC Brazos or of its VOC Operators, VOC Brazos and its VOC Operators may not be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on the reputation, competitive position, business, financial condition and results of operations of VOC Brazos and its VOC Operators, and could have a material adverse effect on the trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to VOC Brazos and its VOC Operators to implement further data protection measures.
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

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.
The trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the trustee’s computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.
If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.
Item 1B.
Unresolved Staff Comments.

None.
Item 2.
Properties.

Reference is made to “Item 1 — Business” and “Item 7 — Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program,” which are incorporated herein by reference.
Item 3.
Legal Proceedings.

Currently, there are no legal proceedings pending to which the trust is a party or of which any of its property is the subject.
Item 4.
Mine Safety Disclosures.

None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The trust units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol “VOC.” As of March 16, 2021, the 17,000,000 units outstanding were held by 11 unitholders of record.
Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust’s expenses for that quarter. Available funds are reduced by any cash that the trustee decides to hold as a reserve against future expenses. Quarterly cash distributions during the term of the trust are made by the trustee on or before the 45th day following the end of each quarter to the trust unitholders of record on the 30th day following the end of each quarter (or the next succeeding business day).
Equity Compensation Plans
The trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
There were no equity securities sold by the trust during the year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.”
Purchases of Equity Securities
There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2020.
Item 6.
Selected Financial Data.

The following table sets forth selected data for the trust as of December 31, 2016, 2017, 2018, 2019 and 2020, and for the years ended December 31, 2016, 2017, 2018, 2019 and 2020, based on the audited statements of assets and trust corpus as of December 31, 2016, 2017, 2018, 2019 and 2020 and the audited statements of distributable income for the years ended December 31, 2016, 2017, 2018, 2019 and 2020.
	December 31,
	2016	2017	2018	2019	2020
Net profits income	$5,749,845	$9,209,023	$12,938,703	$12,661,799	$5,006,227
Distributable income	$4,845,000	$8,415,000	$12,070,000	$11,815,000	$3,825,000
Distributions per trust unit	$0.285	$0.495	$0.710	$0.695	$0.225
Total assets at year end	$85,466,531	$77,711,186	$70,013,155	$63,345,900	$19,012,202

Item 7.
Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The trust’s purpose is, in general, to hold the net profits interest, to distribute to the trust unitholders cash that the trust receives in respect of the net profits interest, and to perform certain administrative functions in respect of the net profits interest and the trust units. The trust derives substantially all of its income and cash flows from the net profits interest.
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
The financial statements of the trust, as prepared on a modified cash basis, reflect the trust’s assets, trust corpus, earnings and distributions as follows:
(a)
Income from the net profits interest is recorded when distributions are received by the trust;

(b)
Distributions to trust unitholders are recorded when paid by the trust;

(c)
Trust general and administrative expenses (which include the trustee’s fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

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
The trust evaluates its investment in the net profits interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted future net cash flows attributable to the trust’s interests in the proved oil and gas reserves of the underlying properties.

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
The following is a summary of income from net profits interest received by the trust for the years ended December 31, 2018, 2019 and 2020, consisting of the February, May, August and November distributions for each respective year.
	Year Ended December 31,
	2018	2019	2020
Sales volumes:
Oil (Bbl)	528,049(1)	570,216(2)	577,838(3)
Natural gas (Mcf)	330,982(1)	330,906(2)	358,455(3)
Total (BOE)	583,213	625,367	637,581
Average sales prices:
Oil (per Bbl)	$59.18	$56.11	$43.22
Natural gas (per Mcf)	$3.26	$2.90	$1.80
Gross proceeds:
Oil sales	$31,248,796(1)	$31,992,019(2)	$24,976,564(3)
Natural gas sales	1,079,120(1)	959,126(2)	645,569(3)
Total gross proceeds	32,327,916	32,951,145	25,622,133

	Year Ended December 31,
	2018	2019	2020
Costs:
Production and development costs:
Lease operating expenses	12,481,714	12,688,464	11,094,881
Production and property taxes	2,073,953	1,755,076	1,774,462
Development expenses	1,598,870	2,680,356	6,495,006
Total costs	16,154,537	17,123,896	19,364,349
Excess of revenues over direct operating expenses and lease equipment and development costs	16,173,379	15,827,249	6,257,784
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	12,938,703	12,661,799	5,006,227
Cash reserve	0	0	0
Income from net profits interest	$12,938,703	$12,661,799	$5,006,227

(1)
Oil and gas sales volumes and related revenues for the year ended December 31, 2018 (consisting of VOC Brazos’ February, May, August and November 2018 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2017 through August 2018.

(2)
Oil and gas sales volumes and related revenues for the year ended December 31, 2019 (consisting of VOC Brazos’ February, May, August and November 2019 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2018 through August 2019.

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2020 (consisting of VOC Brazos’ February, May, August and November 2020 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2019 through August 2020.

Comparison of Results of the Trust for the Years Ended December 31, 2020 and 2019
Income from Net Profits Interest.   Income from net profits interest is recorded on a modified cash basis when the trust receives net profits interest proceeds from VOC Brazos. Net profits interest proceeds that VOC Brazos remits to the trust are based on the oil and gas production VOC Brazos has received payment for within one month following the end of the most recent fiscal quarter. VOC Brazos receives payment for its crude oil sales generally within 30 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas gross proceeds, lease operating expenses, production and property taxes and development expenses as follows:
Total oil and natural gas sales.   Oil and natural gas sales were $25,622,133 for the year ended December 31, 2020, a decrease of $7,329,012 or 22.2% from $32,951,145 for the year ended December 31, 2019. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to a decrease in market prices for oil and natural gas sales during 2020 compared to 2019 offset by an increase in oil and gas sales volumes, despite wells being shut in during periods of low prices for oil sales during 2020 compared to 2019. Oil sales volumes were 577,838 Bbls for the year ended December 31, 2020, an increase of 7,622 Bbls or 1.3% from 570,216 Bbls for the year ended December 31, 2019, while natural gas sales volumes were 358,455 Mcf, an increase of 27,549 Mcf from 330,906 Mcf for the year ended December 31, 2019. During the year ended December 31, 2020, the average price for oil decreased 23.0% to $43.22 per Bbl and the average price for natural gas decreased 37.9% to $1.80 per Mcf.
Costs.   Lease operating expenses were $11,094,881 for the year ended December 31, 2020, a decrease of $1,593,583 or 12.6% from $12,688,464 for the year ended December 31, 2019. The decrease was primarily due to decreases in the costs of oilfield goods and services as well as decreased costs as a result of shutting in wells during periods of low prices for oil sales. Production and property taxes were $1,774,462 for the year ended December 31, 2020, an increase of $19,386 or 1.1% from $1,755,076 for the year ended December 31, 2019. The increase is primarily due to a $171,591 or 19.9% increase in property taxes partially offset by a decrease of $152,205 or 17.0% in production taxes as a result of lower sales prices for oil and natural gas.

Development expenses were $6,495,006 for the year ended December 31, 2020, an increase of $3,814,650 or 142.3% from $2,680,356 for 2019. The increase consists of $5,356,749 for payments made to the operator for previously unpaid costs associated with the Hawkwood Development wells offset by $1,542,099 that was primarily due to a decrease in other drilling activity and corresponding limited development expenses during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Excess of revenues over direct operating expenses and lease equipment and development costs.   The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $6,257,784 for the year ended December 31, 2020, a decrease of $9,569,465 or 60.5% from $15,827,249 for the year ended December 31, 2019. The trust’s 80% net profits interest of these totals were $5,006,227 and $12,661,799, respectively. During the year ended December 31, 2020, VOC Brazos released $7,045 during the third quarter and and withheld $7,045 during the fourth quarter, and for the year ended December 31, 2019, VOC Brazos did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $5,006,227 and $12,661,799 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $1,181,227 and $846,799 for the years ended December 31, 2020 and 2019, respectively. The increase between 2020 and 2019 included an amount estimated to be sufficient to pay estimated Trust expenses through April 2021. The trustee paid general and administrative expenses of $904,355 for the year ended December 31, 2020, an increase of $23,523 from $880,832 for the year ended December 31, 2019. These factors resulted in distributable income for the year ended December 31, 2020 of $3,825,000, a decrease of $7,990,000 from $11,815,000 for the year ended December 31, 2019.
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
Excess of revenues over direct operating expenses and lease equipment and development costs.   The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $15,827,249 for the year ended December 31, 2019, a decrease of $346,130 or 2.1%

from $16,173,379 for the year ended December 31, 2018. The trust’s 80% net profits interest of these totals were $12,661,799 and $12,938,703, respectively. During the years ended December 31, 2019 and 2018, VOC Brazos did not withhold or release any dollar amounts due to the Trust from previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $12,661,799 and $12,938,703 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $846,799 and $868,703 for the years ended December 31, 2019 and 2018, respectively. The trustee paid general and administrative expenses of $880,832 for the year ended December 31, 2019, an increase of $55,774 from $825,058 for the year ended December 31, 2018. These factors resulted in distributable income for the year ended December 31, 2019 of $11,815,000, a decrease of $255,000 from $12,070,000 for the year ended December 31, 2018.
Liquidity and Capital Resources
Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust’s only use of cash is for distributions to trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust’s expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2020, the trustee held $603,004 as such a reserve. The trust paid, out of the first cash payment received by the trust, the trustee’s and Delaware trustee’s legal expenses incurred in forming the trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware trustee’s acceptance fee in the amount of $5,000.
The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2020, the trust made no borrowings.
As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the cost of oilfield services generally. However, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program” below. VOC Brazos has agreed to post a letter of credit in the amount of $1.7 million in favor of the trustee to protect the trustee against the risk that the trust does not have sufficient cash to pay its expenses.
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
•
Kansas.   VOC Brazos’ historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos expects to incur future development expenditures for these properties through December 31, 2023 of approximately $1.3 million, of which VOC Brazos contemplates spending approximately $1.2 million to drill and complete five vertical wells. The remaining approximately $0.1 million is expected to be used for recompletions and workovers of three wells.

•
Texas.   VOC Brazos’ historical development and workover program for the Texas underlying properties has included recompleting certain existing wells, drilling infill development wells, completing workovers and applying new production technologies. In particular, since 2003, through its ownership in the Kurten Woodbine Unit, VOC Brazos has pursued operational, strategic and technological initiatives to economically produce and sell hydrocarbons from the Woodbine Interval, also commonly referred to as the Eaglebine formation, which is the correlative interval defined as encompassing all depths from the base of the Austin Chalk to the top of the Buda formation. VOC Brazos has: (a) operated approximately 100 primary and secondary recovery vertical wells in various Woodbine sands, (b) drilled, completed and operated 13 horizontal wells primarily from, but not limited to, the Woodbine C sand, (c) conducted geologic evaluations, including 3-D seismic data acquisition and analysis, of the source shale present throughout the Woodbine Interval, and (d) most recently, pursued development of the lower depths of the source shale present throughout the Woodbine Interval, defined as the Lower Woodbine Organic Shale (“LWOS”).

In 2018, VOC Brazos entered into a new joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the new joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four LWOS wells (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the Lower Woodbine Organic Shale (“LWOS”) in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos was paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells is received, thereby having no current effect on Trust distributions. On March 27, 2020, in addition to paying its costs from revenues received on these wells, VOC Brazos paid an additional $2.5 million of its share of costs to Vess Oil. The balance of the unpaid costs that would have had an effect on the distributions to trust unitholders through the November 13, 2020 distribution was $595,873. The remaining balance was paid in full on December 31, 2020. No new Hawkwood Development Wells were drilled in 2020.
In 2018, VOC Brazos also entered into a joint venture agreement with MD America Energy, LLC (“MD America”) to develop the LWOS, within the north half of the Kurten Woodbine Unit (the “North Contract Area”). Under the terms of the joint venture agreement, MD America was to carry VOC Brazos for its share of drilling and completion costs for up to four LWOS wells (the “MD Earning Wells”), with the first MD Earning Well to be spud by December 31, 2018 and the fourth MD Earning Well to be spud by November 20, 2020. In exchange, MD America had the opportunity to earn a working interest representing 50% of VOC Brazos’ interest in each MD Earning Well and up to a 50% interest in VOC Brazos’ acreage in the North Contract Area. After the MD Earning Wells were to be completed, MD America had the right to propose and drill up to three LWOS wells per year. MD America spudded the first MD Earning Well on November 20, 2018 and drilled and set production casing for the well; however, to date, the well has not been completed. No additional MD Earning Wells were drilled and the joint venture agreement expired. As a result, MD America did not earn any interest in the MD Earning Well or an interest in VOC Brazos’ acreage in the North Contract Area. VOC Brazos currently plans to complete this well in 2021.

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
VOC Brazos expects to incur future development expenditures for the Texas underlying properties through December 31, 2024 of approximately $11.3 million to drill and complete four Hawkwood Development Wells, all within the Woodbine Interval of the Kurten Woodbine Unit, and incur approximately $2.0 million to complete a well that had been drilled under the expired joint venture agreement with MD America. Additionally, VOC Brazos expects to incur approximately $0.5 million to convert 11 horizontal wells from gas lift to rod pump. The trust will indirectly bear an 80% share of these development expenditures as described below.
The trust is not directly obligated to pay any portion of the capital expenditures made with respect to the underlying properties; however, capital expenditures made by VOC Brazos with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under “Item 1. Business — Computation of Net Proceeds — Net Profits Interest”) share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest, which will have a corresponding effect on cash available for distribution to unitholders. As the cash received by the trust in respect of the net profits interest will be reduced by the trust’s pro rata share of these capital expenditures, VOC Brazos expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, VOC Brazos may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. However, if annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years, then under the terms of the trust agreement, the trust would be required to dissolve.
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

Contractual Obligations
As of December 31, 2020, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to VOC Brazos and the trustee, respectively. See “Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements — Note G — Related Party Transactions.”
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

The trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.
Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Trustee and Unitholders
VOC Energy Trust
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the “Trust”) as of December 31, 2019 and 2020, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2019 and 2020, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2020, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
Basis of accounting
As described in Note B to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Trustee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Grant Thornton LLP
We have served as the Trust’s auditor since 2010.
Oklahoma City, Oklahoma
March 16, 2021

VOC ENERGY TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2019	2020
ASSETS
Cash	$326,132	$603,004
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(77,571,838)	(122,182,408)
Total assets	$63,345,900	$19,012,202
TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2019 and 2020, respectively	$63,345,900	$19,012,202
STATEMENTS OF DISTRIBUTABLE INCOME
	Year Ended December 31,
	2018	2019	2020
Income from net profits interest	$12,938,703	$12,661,799	$5,006,227
Cash on hand used (withheld) for Trust expenses	(43,645)	34,033	(276,872)
General and administrative expenses(1)	(825,058)	(880,832)	(904,355)
Distributable income	$12,070,000	$11,815,000	$3,825,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at December 31, 2018, 2019 and 2020, respectively)	$0.710	$0.695	$0.225

(1)
Includes $121,475, $75,995 and $104,690 paid to VOC Brazos and $150,000, $150,000 and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2018, 2019 and 2020, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year Ended December 31,
	2018	2019	2020
Trust corpus, beginning of year	$77,711,186	$70,013,155	$63,345,900
Income from net profits interest	12,938,703	12,661,799	5,006,227
Cash distributions	(12,070,000)	(11,815,000)	(3,825,000)
Trust expenses	(825,058)	(880,832)	(904,355)
Amortization of net profits interest (includes impairment expense of $41,261,354 for the year ended December 31, 2020)	(7,741,676)	(6,633,222)	(44,610,570)
Trust corpus, end of year	$70,013,155	$63,345,900	$19,012,202
The accompanying notes are an integral part of these financial statements.

VOC Energy Trust
NOTES TO FINANCIAL STATEMENTS
NOTE A — ORGANIZATION OF THE TRUST
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
As of December 31, 2020, cumulatively, since inception, the Trust has received payment for approximately 5.6 MMBoe (unaudited).
The trust will dissolve prior to its termination if:
•
the trust sells the net profits interest;

•
annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years;

•
the holders of a majority of the outstanding trust units vote in favor of dissolution; or

•
there is a judicial dissolution of the trust.

Upon dissolution, the trustee would sell all of the trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the trust unitholders.
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

NOTE B — TRUST ACCOUNTING POLICIES
A summary of the significant accounting policies of the Trust follows.
1.
Basis of accounting

The Trust uses the modified cash basis of accounting to report receipts by the Trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the Underlying Properties times 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the net profits interest.
The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, Trust corpus, and distributable income as follows:
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
The Trust evaluates its investment in the net profits interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted future net cash flows attributable to the Trust’s interests in the proved oil and gas reserves of the Underlying Properties.

While these statements differ from financial statements prepared in accordance with U.S. GAAP, the modified cash basis of reporting revenues and distributions is considered most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts.
This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
No new accounting pronouncements have been adopted or issued during the year ended December 31, 2020 that would impact the financial statements of the Trust.
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
Significant estimates affecting these financial statements include estimates of proved oil and gas reserves, which are used to compute the Trust’s amortization of net profits interest.

NOTE C — NET PROFITS INTEREST
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
NOTE D — INCOME FROM NET PROFITS INTEREST
	Year Ended December 31,
	2018	2019	2020
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$16,173,379	$15,827,249	$6,257,784
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	12,938,703	12,661,799	5,006,227
Cash reserve(2)	0	0	0
Income from net profits interest	$12,938,703(3)	$12,661,799(4)	$5,006,227(5)

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to

$1,000,000 for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2018, 2019 and 2020, respectively.
(3)
The income from the net profits interest for the year ended December 31, 2018 (consisting of VOC Brazos’ February, May, August and November 2018 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2017 through August 2018.

(4)
The income from the net profits interest for the year ended December 31, 2019 (consisting of VOC Brazos’ February, May, August and November 2019 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2018 through August 2019.

(5)
The income from the net profits interest for the year ended December 31, 2020 (consisting of VOC Brazos’ February, May, August and November 2020 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2019 through August 2020.

NOTE E — INCOME TAXES
Tax counsel to the Trust advised the Trust at the time of formation that, under then current tax laws, in its opinion the net profits interest should be treated as a debt instrument for federal income tax purposes, and the Trust should be required to treat a portion of each payment it receives with respect to the net profits interest as interest income in accordance with the “noncontingent bond method” under the original issue discount rules contained in the Internal Revenue Code of 1986, as amended, and the corresponding regulations. Tax counsel to the Trust also advised the Trust at the time of formation that in its opinion the Trust will be treated as a grantor trust for federal income tax purposes. On the basis of this advice, Trust unitholders will be considered to own and receive the Trust’s assets and income and will be directly taxable thereon as if no trust were in existence. No provision for federal or state income taxes has been made in the accompanying statements.
NOTE F — DISTRIBUTIONS TO UNITHOLDERS
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
Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 14, 2018	October 1, 2017 through December 31, 2017	$0.11	$1.87 million	$0	$1.87 million
May 15, 2018	January 1, 2018 through March 31, 2018	$0.18	$3.06 million	$0	$3.06 million
August 14, 2018	April 1, 2018 through June 30, 2018	$0.20	$3.4 million	$0	$3.4 million
November 14, 2018	July 1, 2018 through September 30, 2018	$0.22	$3.74 million	$0	$3.74 million
February 14, 2019	October 1, 2018 through December 31, 2018	$0.145	$2.465 million	$0	$2.465 million
May 15, 2019	January 1, 2019 through March 31, 2019	$0.16	$2.72 million	$0	$2.72 million
August 14, 2019	April 1, 2019 through June 30, 2019	$0.205	$3.485 million	$0	$3.485 million
November 14, 2019	July 1, 2019 through September 30, 2019	$0.185	$3.145 million	$0	$3.145 million
February 14, 2020	October 1, 2019 through December 31, 2019	$0.11	$1.87 million	$0	$1.87 million
May 15, 2020	January 1, 2020 through March 31, 2020	$0.03	$0.51 million	$0	$0.51 million
August 14, 2020	April 1, 2020 through June 30, 2020	$0.00	$(0.007 million)	$0.007 million	$0.00(2)
November 13, 2020	July 1, 2020 through September 30, 2020	$0.085	$1.452 million	$(0.007 million)	$1.445 million

(1)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time.

(2)
There was no third quarterly distribution paid as the revenue collected by VOC Brazos from April 1, 2020 through June 30, 2020 was not sufficient to cover the costs paid during the period. VOC Brazos applied $7,045 from the reserve for future expenditures to cover the deficit. The reserve was replenished by a like amount withheld from the fourth quarterly distribution.

NOTE G — RELATED PARTY TRANSACTIONS
Trustee Administrative Fee.   Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee and $2,500 to the Delaware Trustee.
Agreement with VOC Brazos.   In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2018, 2019 and 2020, $121,475 (representing five quarters), $75,995 (representing three quarters) and $104,690 (representing four quarters) respectively, was paid to VOC Brazos as administrative fees.
Sales to MV Purchasing, LLC.   For the year ended December 31, 2018, 2019 and 2020, MV Purchasing, LLC, an affiliate of VOC Brazos and referred to as MV Purchasing, purchased 38%, 32% and 31%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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
In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos was paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells is received, thereby having no current effect on Trust distributions. The balance of the unpaid drilling and completion costs that would have had an effect on the distributions to Trust unitholders through the November 14, 2019 distribution was $2,220,352. The unpaid balance thru December 31, 2019 was $5,354,517.
On March 27, 2020, in addition to paying its costs from revenues received on these wells, VOC Brazos paid an additional $2.5 million of its share of costs to Vess Oil. The balance of the unpaid costs that would have had an effect on the distributions to trust unitholders through the November 13, 2020 distribution was $595,873. The remaining balance was paid in full on December 31, 2020.
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
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2018, 2019 and 2020, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made, and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
NOTE I — OTHER EVENTS
Subsequent event
On January 20, 2021, the Trust announced a Trust distribution to unitholders of record on February 1, 2021 of $510,000, or $0.03 per unit, which was paid on February 12, 2021. Such distribution consisted of the net proceeds of production collected by VOC Brazos from October 1, 2020 through December 31, 2020.
NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2018, 2019 and 2020 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2018, 2019 and 2020 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2017	4,000,442	1,706,993	4,284,940
Revisions of previous estimates	808,483	824,461	945,893
Production	(419,865)	(252,933)	(462,021)
Balance at December 31, 2018	4,389,060	2,278,521	4,768,812
Revisions of previous estimates	263,151	(40,546)	256,393
Production	(489,538)	(286,688)	(537,319)
Balance at December 31, 2019	4,162,673	1,951,287	4,487,886
Revisions of previous estimates	(1,310,389)	363,950	(1,249,731)
Production	(433,555)	(290,246)	(481,929)
Balance at December 31, 2020	2,418,729	2,024,991	2,756,226
Proved developed reserves
December 31, 2017	3,343,604	1,319,961	3,563,598
December 31, 2018	3,417,252	1,574,826	3,679,723
December 31, 2019	3,178,009	1,561,446	3,438,250
December 31, 2020	1,948,646	1,557,190	2,208,178
Proved undeveloped reserves
December 31, 2017	656,838	387,032	721,348
Proved undeveloped reserves converted to proved developed by drilling	(6,138)	0	(6,138)
Additional proved undeveloped reserves added	321,318	0	321,318
Revisions of previous estimates	(210)	316,663	52,563
December 31, 2018	971,808	703,695	1,089,091
Proved undeveloped reserves converted to proved developed by drilling	(165,102)	0	(165,102)
Additional proved undeveloped reserves added	400,768	0	400,768
Revisions of previous estimates	(222,810)	(313,854)	(275,121)
December 31, 2019	984,664	389,841	1,049,636
Revisions of previous estimates	(514,581)	77,960	(501,588)
December 31, 2020	470,083	467,801	548,048
The Trust recognized net increases in reserves for its share of VOC Brazos’ total during 2018. This increase was primarily the result of net positive revisions due to increases in realized prices during 2018, including additional proved undeveloped reserve locations of 321,318 Boe due to changes in a previously adopted development plan, offset by production of properties of 462,021 Boe.
The Trust recognized net decreases in reserves for its share of VOC Brazos’ total during 2019 associated with the production of properties of 537,319 Boe. This decrease was partially offset by additional undeveloped reserve locations of 400,768 Boe and decreased by reserves of 142,351 Boe due to the removal of proved undeveloped locations in a previously adopted development plan. This decrease was also compounded by a net negative revision due to decreases in realized prices during 2019.
The Trust recognized net decreases in reserves for its share of VOC Brazos’ total during 2020 associated with the production of properties of 481,929 Boe. In addition, the Trust recognized decreases of reserves of 16,053 Boe due to the removal of proved undeveloped locations in a previously adopted development plan. This decrease was also compounded by a net negative revision due to decreases in realized prices during 2020.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2018, 2019 and 2020.
	2018	2019	2020
Future cash inflows	$281,011,675	$224,171,275	$91,076,687
Future costs
Production	(119,188,552)	(102,515,687)	(51,266,008)
Development	(18,366,023)	(26,173,044)	(12,116,113)
Future net cash flows	143,457,100	95,482,544	27,694,566
Less 10% discount factor	(49,306,650)	(33,353,400)	(10,214,536)
Standardized measure of discounted future net cash flows	$94,150,450	$62,129,144	$17,480,030
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2018	2019	2020
Standardized measure at beginning of year	$45,242,034	$94,150,450	$62,129,144
Net proceeds to the Trust	(12,938,703)	(12,661,799)	(5,006,227)
Net changes in price and production costs	36,547,709	(22,184,499)	(32,370,351)
Changes in estimated future development costs	(1,475,007)	(6,456,104)	7,551,718
Development costs incurred during the year	102,765	431,120	4,283,614
Revisions of quantity estimates	19,194,422	5,202,758	(15,274,648)
Accretion of discount	4,524,203	9,415,045	6,212,914
Changes in production rates, timing and other	2,953,027	(5,767,827)	(10,046,134)
Standardized measure at end of year	$94,150,450	$62,129,144	$17,480,030
The average, first-day-of-the-month price during the 12-month period for 2018, 2019 and 2020 used in determining future net revenues related to the standardized measure calculation are as follows:
	2018	2019	2020
Oil (per Bbl)	$62.58	$52.94	$36.48
Gas (per Mcf)	$2.78	$1.90	$0.97
NOTE K — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2019:
Income from net profits interest	$2,610	$2,959	$3,752	$3,341
Distributable income	$2,465	$2,720	$3,485	$3,145
Distributions per unit	$0.1450	$0.1600	$0.2050	$0.1850
2020:
Income from net profits interest	$2,073	$1,438	$0	$1,495
Distributable income	$1,870	$510	$0	$1,445
Distributions per unit	$0.1100	$0.0300	$0.0000	$0.0850

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
As of the end of the period covered by this report, the trustee carried out an evaluation of the trust’s disclosure controls and procedures. Elaina Rodgers, as Trust Officer of the trustee, has concluded that the disclosure controls and procedures of the trust are effective.
Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by VOC Brazos, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the trust’s independent reserve engineers. See “Item 1A. Risk Factors — Neither the trust nor the trust’s unitholders have the ability to influence VOC Brazos or control the operations or development of the underlying properties” in this Form 10-K, and “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of certain risks relating to these arrangements and reliance on information when reported by VOC Brazos to the trustee and recorded in the trust’s results of operations.
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2019, there has been no change in the trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee’s internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.
Trustee’s Report on Internal Control Over Financial Reporting.   The trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), by the trust. The trust’s internal control over financial reporting is a process designed under the supervision of the trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the trust’s financial statements for external purposes in accordance with the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, which is a comprehensive basis of accounting other than generally accepted accounting principles.
As of December 31, 2020, the trustee assessed the effectiveness of the trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.
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
Code of Ethics
The trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the trustee must comply with the bank’s code of ethics.
Item 11.
Executive Compensation.

During the years ended December 31, 2018, 2019 and 2020, the trustee received compensation from the trust in the amount of $150,000 for each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 16, 2021 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Robert J. Raymond(3)	1,856,962	10.9%

(1)
Based on 17,000,000 trust units outstanding as of March 16, 2021.

(2)
The information is based on a Schedule 13D filing with the SEC on August 18, 2011. The address of the beneficial owner is 1700 Waterfront Parkway, Building 500, Wichita, KS 67206.

(3)
The information is based on a Schedule 13G dated February 8, 2019 filed jointly by Robert J. Raymond (“Raymond”), RR Advisors, LLC (“Advisors”), RCH Black Fund GP, L.P. (“RCH GP”), and RCH Black Fund, L.P. (“RCH LP” and, together with Raymond, Advisors and RCH GP, the “Reporting Persons”). The principal business address of the Reporting Persons is 3953 Maple Avenue, Suite 180, Dallas, Texas 75219. According to the filing, Raymond has sole voting power and dispositive power with respect to 202,056 trust units; Raymond and Advisors each have shared voting and dispositive power with respect to 1,654,906 trust units; and RCH GP and RCH LP each have shared voting and dispositive power with respect to 1,619,837 trust units. According to the filing, each Reporting Person expressly disclaims (a) the existence of any group and (b) beneficial ownership with respect to any trust units other than the trust units owned of record by such Reporting Person.

(b)
Security Ownership of Management.

Not applicable.

(c)
Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.
Item 13.
Certain Relationships and Related Transactions, and Director Independence.

Under the terms of the conveyance governing the net profits interest, VOC Brazos is obligated to make certain payments to the trust on a quarterly basis. Please see “Item 1. Business — Computation of Net Proceeds” for more information about these agreements.
Administrative Services Agreement
The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee of $75,000 is payable in equal quarterly installments and increases by 4% each year. For 2018, 2019 and 2020, $121,475 (representing five quarters), $75,995 (representing three quarters) and $104,690 (representing four quarters), respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.
Registration Rights
The trust entered into a registration rights agreement with VOC Brazos in connection with VOC Brazos’ conveyance to the trust of the net profits interest. In the registration rights agreement, the trust agreed, for the benefit of VOC Brazos and any transferee of its trust units (each, a “holder”), to register the trust units it holds. Specifically, the trust agreed:
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

•
have been sold pursuant to Rule 144 under the Securities Act if the transferee thereof does not receive “restricted securities;”

•
have been sold in a private transaction in which the transferor’s rights under the registration rights agreement are not assigned to the transferee of the trust units; or

•
become eligible for resale pursuant to Rule 144(k) (or any similar rule then in effect under the Securities Act).

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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust’s financial statements for 2019 and 2020 and fees billed for other services rendered by Grant Thornton LLP.
	2019	2020
Audit fees	$210,000	$220,500
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$210,000	$220,500

PART IV
Item 15.
Exhibit and Financial Statement Schedules

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

4.2	—
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-35160))

10.1	—	Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment, dated May 10, 2011, from VOC Brazos Energy Partners, L.P. and VOC Kansas Energy Partners, LLC, to The Bank of New York Mellon Trust Company, N.A. in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
10.2	—	Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
31.1*	—	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	—	Certification furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1*	—	Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

*
Filed or furnished herewith.

Item 16.
Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VOC ENERGY TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
By	/s/ ELAINA C. RODGERS Elaina C. Rodgers Vice President
March 16, 2021
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

APPENDIX
Methods Employed in the Estimation of Reserves
The four methods customarily employed in the estimation of reserves are (1) production performance, (2) material balance, (3) volumetric and (4) analogy. Most estimates, although based primarily on one method, utilize other methods depending on the nature and extent of the data available and the characteristics of the reservoirs.
Basic information includes production, pressure, geological and laboratory data. However, a large variation exists in the quality, quantity and types of information available on individual properties. Operators are generally required by regulatory authorities to file monthly production reports and may be required to measure and report periodically such data as well pressures, gas-oil ratios, well tests, etc. As a general rule, an operator has complete discretion in obtaining and/or making available geological and engineering data. The resulting lack of uniformity in data renders impossible the application of identical methods to all properties and may result in significant differences in the accuracy and reliability of estimates.
A brief discussion of each method, its basis, data requirements, applicability and generalization as to its relative degree of accuracy follows:
Production performance.   This method employs graphical analyses of production data on the premise that all factors which have controlled the performance to date will continue to control and that historical trends can be extrapolated to predict future performance. The only information required is production history. Capacity production can usually be analyzed from graphs of rates versus time or cumulative production. This procedure is referred to as “decline curve” analysis. Both capacity and restricted production can, in some cases, be analyzed from graphs of producing rate relationships of the various production components. Reserve estimates obtained by this method are generally considered to have a relatively high degree of accuracy with the degree of accuracy increasing as production history accumulates.
Material balance.   This method employs the analysis of the relationship of production and pressure performance on the premise that the reservoir volume and its initial hydrocarbon content are fixed and that this initial hydrocarbon volume and recoveries therefrom can be estimated by analyzing changes in pressure with respect to production relationships. This method requires reliable pressure and temperature data, production data, fluid analyses and knowledge of the nature of the reservoir. The material balance method is applicable to all reservoirs, but the time and expense required for its use is dependent on the nature of the reservoir and its fluids. Reserves for depletion type reservoirs can be estimated from graphs of pressures corrected for compressibility versus cumulative production, requiring only data that are usually available. Estimates for other reservoir types require extensive data and involve complex calculations most suited to computer models which makes this method generally applicable only to reservoirs where there is economic justification for its use. Reserve estimates obtained by this method are generally considered to have a degree of accuracy that is directly related to the complexity of the reservoir and the quality and quantity of data available.
Volumetric.   This method employs analyses of physical measurements of rock and fluid properties to calculate the volume of hydrocarbons in-place. The data required are well information sufficient to determine reservoir subsurface datum, thickness, storage volume, fluid content and location. The volumetric method is most applicable to reservoirs which are not susceptible to analysis by production performance or material balance methods. These are most commonly newly developed and/or no-pressure depleting reservoirs. The amount of hydrocarbons in-place that can be recovered is not an integral part of the volumetric calculations but is an estimate inferred by other methods and a knowledge of the nature of the reservoir. Reserve estimates obtained by this method are generally considered to have a low degree of accuracy; but the degree of accuracy can be relatively high where rock quality and subsurface control is good and the nature of the reservoir is uncomplicated.
Analogy.   This method, which employs experience and judgment to estimate reserves, is based on observations of similar situations and includes consideration of theoretical performance. The analogy method is a common approach used for “resource plays,” where an abundance of wells with similar production profiles facilitates the reliable estimation of future reserves with a relatively high degree of accuracy. The analogy method may also be applicable where the data are insufficient or so inconclusive that

1

reliable reserve estimates cannot be made by other methods. Reserve estimates obtained in this manner are generally considered to have a relatively low degree of accuracy.
Much of the information used in the estimation of reserves is itself arrived at by the use of estimates. These estimates are subject to continuing change as additional information becomes available. Reserve estimates which presently appear to be correct may be found to contain substantial errors as time passes and new information is obtained about well and reservoir performance.
APPENDIX
Reserve Definitions and Classifications
The Securities and Exchange Commission, in SX Reg. 210.4-10 dated November 18, 1981, as amended on September 19, 1989 and January 1, 2010, requires adherence to the following definitions of oil and gas reserves:
“(22) Proved oil and gas reserves.   Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
“(i)
The area of a reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

“(ii)
In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

“(iii)
Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

“(iv)
Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

“(v)
Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

2

“(6)
Developed oil and gas reserves.   Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

“(i)
Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

“(ii)
Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

“(31) Undeveloped oil and gas reserves.   Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
“(i)
Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

“(ii)
Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

“(iii)
Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in paragraph (a)(2) of this section, or by other evidence using reliable technology establishing reasonable certainty.

“(18) Probable reserves.   Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.
“(i)
When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

“(ii)
Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

“(iii)
Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

“(iv)
See also guidelines in paragraphs (17)(iv) and (17)(vi) of this section (below).

“(17) Possible reserves.   Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.
“(i)
When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

“(ii)
Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project.

“(iii)
Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

3

“(iv)
The proved plus probable and proved plus probable plus possible reserves estimates must be based on reasonable alternative technical and commercial interpretations within the reservoir or subject project that are clearly documented, including comparisons to results in successful similar projects.

“(v)
Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and the registrant believes that such adjacent portions are in communication with the known (proved) reservoir. Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir.

“(vi)
Pursuant to paragraph (22)(iii) of this section (above), where direct observation has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves should be assigned in the structurally higher portions of the reservoir above the HKO only if the higher contact can be established with reasonable certainty through reliable technology. Portions of the reservoir that do not meet this reasonable certainty criterion may be assigned as probable and possible oil or gas based on reservoir fluid properties and pressure gradient interpretations.”

Instruction 4 of Item 2(b) of Securities and Exchange Commission Regulation S-K was revised January 1, 2010 to state that “a registrant engaged in oil and gas producing activities shall provide the information required by Subpart 1200 of Regulation S-K.” This is relevant in that Instruction 2 to paragraph (a)(2) states: “The registrant is permitted, but not required, to disclose probable or possible reserves pursuant to paragraphs (a)(2)(iv) through (a)(2)(vii) of this Item.”
“(26) Reserves.   Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.
“Note to paragraph (26):   Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).”

4