Form 10-Q
period 2021-03-31
VOC Energy Trust
filed 2021-05-14
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2021

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

1-713-483-6020

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

As of May 14, 2021, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2021	2020
Income from net profits interest	$555,693	$2,073,260
Cash on hand used for Trust expenses	350,706	87,198
General and administrative expenses (1)	(396,399)	(290,458)
Distributable income	$510,000	$1,870,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at March 31, 2021 and 2020)	$0.030	$0.110

(1)	Includes $26,685 and $51,320 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended March 31, 2021 and 2020, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2021 and 2020.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$252,298	$603,004
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(122,951,839)	(122,182,408)
Total assets	$17,892,065	$19,012,202

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at March 31, 2021and December 31, 2020	$17,892,065	$19,012,202

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2021	2020
Trust corpus, beginning of period	$19,012,202	$63,345,900
Income from net profits interest	555,693	2,073,260
Cash distribution	(510,000)	(1,870,000)
Trust expenses	(396,399)	(290,458)
Amortization of net profits interest (includes impairment expense of $41,261,354 in 2020)	(769,431)	(42,729,084)
Trust corpus, end of period	$17,892,065	$20,529,618

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

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust determined that its aggregate value of the underlying properties was impaired, which resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment was charged directly to Trust corpus and did not affect distributable income. There was no impairment of the investment in the net profits interest during the quarter ended March 31, 2021.

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2021 that would impact the financial statements of the Trust.

Note 4.	Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.	Income from Net Profits Interest

	Three months ended March 31,
	2021	2020
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$694,616	$2,591,575
Times 80% net profits interest to Trust	80%	80%
Income from net profits interest before reserve adjustments	555,693	2,073,260
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	–	–
Income from net profits interest(3)	$555,693	$2,073,260

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended March 31, 2021 and 2020, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at March 31, 2021 and 2020, respectively.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended March 31, 2021 substantially represents production by VOC Brazos from September 2020 through November 2020. The cash received by the Trust during the three months ended March 31, 2020 substantially represents production by VOC Brazos from September 2019 through November 2019.

For the three months ended March 31, 2021 and 2020, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2021 was $510,000, or $0.03 per Trust Unit, and was made on February 12, 2021 to Trust unitholders owning Trust Units as of February 1, 2021. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2020 through December 31, 2020.

The first quarterly distribution during 2020 was $1,870,000, or $0.11 per Trust Unit, and was made on February 14, 2020 to Trust unitholders owning Trust Units as of January 30, 2020. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2019 through December 31, 2019.

Note 8.	Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2021 and 2020, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.	Subsequent Events

On April 20, 2021, the Trust announced a Trust distribution of net profits for the first quarterly payment period ended March 31, 2021. Unitholders of record on April 30, 2021 will receive a distribution amounting to $2,040,000, or $0.12 per Trust Unit, which will be paid on May 14, 2021.

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

Overview

Impact of COVID-19. The 2020 outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate (“WTI”) spot price of crude oil dropped sharply in the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”) which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. The responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. After April 28, 2020, the WTI price started increasing slowly and averaged $40.18 for the months of September 2020 through November 2020, which is the production period represented in the cash received by the Trust for the quarter ended March 31, 2021. As of April 2021, the WTI price has increased to pre-COVID levels. Nevertheless, prices could decline again, and the Trust’s quarterly cash distibutions could similarly decline, depending on future actions by OPEC or the future course of the ongoing COVID-19 pandemic.

Impairment of Net Profits Interest. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust determined that its aggregate value of the underlying properties was impaired, which resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment was charged directly to Trust corpus and did not affect distributable income. There was no impairment of the investment in the net profits interest during the quarter ended March 31, 2021.

Results of Operations

Results of Operations for the Quarters Ended March 31, 2021 and 2020

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2021 and 2020 consisting of the January distribution for each respective year:

	Three months ended March 31,
	2021	2020
Sales volumes:
Oil (Bbl)	136,583	153,775
Natural gas (Mcf)	95,986	90,485
Total (BOE)	152,581	168,856
Average sales prices:
Oil (per Bbl)	$36.26	$53.22
Natural gas (per Mcf)	$2.07	$2.07
Gross proceeds:
Oil sales	$4,952,685	$8,183,261
Natural gas sales	199,136	186,996
Total gross proceeds	5,151,821	8,370,257
Costs:
Production and development costs:
Lease operating expenses	2,691,487	3,497,526
Production and property taxes	751,557	894,451
Development expenses	1,014,161	1,386,705
Total costs	4,457,205	5,778,682

Excess of revenues over direct operating expenses and lease equipment and development costs	694,616	2,591,575
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	555,693	2,073,260
VOC Brazos reserve for future development, maintenance or operating expenditures	–	–
Income from net profits interest	$555.693	$2,073,260

The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2021 substantially represents the production by VOC Brazos from September 2020 through November 2020. The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2020 substantially represents the production by VOC Brazos from September 2019 through November 2019.The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $5,151,821 for the three months ended March 31, 2021, a decrease of $3,218,436 or 38.5% from $8,370,257 for the three months ended March 31, 2020. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to a decrease in oil sales volumes, partially offset by an increase in natural gas sales volumes during the first quarter of 2021, compounded by a decrease in market prices for oil during the first quarter of 2021. During the three months ended March 31, 2021, oil sales volumes were 136,583 Bbls for the three months ended March 31, 2021, a decrease of 17,192 Bbls or 11.2% from 153,775 Bbls for the three months ended March 31, 2020, while natural gas sales volumes were 95,986 Mcf, an increase of 5,501 Mcf or 6.1% from 90,485 Mcf for the same period in 2020. During the three months ended March 31, 2021, the average price for oil decreased 31.9% to $36.26 per Bbl and the average price for natural gas remained the same at $2.07 per Mcf.

Costs. Lease operating expenses were $2,691,487 for the three months ended March 31, 2021, a decrease of $806,039 or 23.0% from $3,497,526 for the three months ended March 31, 2020. Production and property taxes were $751,557 for the three months ended March 31, 2021, a decrease of $142,894 or 16.0% from $894,451 for the same period in 2020. Such decrease is primarily due to a $98,007 or 40.7% decrease in production taxes due to lower sales volumes and sales prices and a decrease in property taxes of $44,887 or 6.9%. Development expenses were $1,014,161 for the three months ended March 31, 2021, a decrease of $372,544 or 26.9% from $1,386,705 for the same period in 2020. Such decrease was primarily due to decreased development expenses during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $694,616 for the three months ended March 31, 2021, a decrease of $1,896,959 or 73.2% from $2,591,575 for the three months ended March 31, 2020. The Trust’s 80% net profits interest of these totals were $555,693 and $2,073,260, respectively. During the three months ended March 31, 2021 and 2020, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $555,693 and $2,073,260 for such periods, respectively. These amounts were reduced by a Trust holdback for future expenses of $45,693 and $203,260 for the three months ended March 31, 2021 and 2020, respectively. The Trustee paid general and administrative expenses of $396,399 for the three months ended March 31, 2021, an increase of $105,941 from $290,458 for the three months ended March 31, 2020. This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended March 31, 2021 of $510,000, a decrease of $1,360,000 from $1,870,000 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of March 31, 2021, $252,298 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three months ended March 31, 2021 and 2020, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at March 31, 2021 and 2020, respectively.

In 2018, VOC Brazos entered into a joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four wells in the Lower Woodbine Organic Shale (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the Lower Woodbine Organic Shale (“LWOS”) in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos is paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells is received, thereby having no current effect on Trust distributions. The remaining balance was paid in full on December 31, 2020. No new Hawkwood Development Wells were drilled in 2020 or through the date of this Form 10-Q.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2021, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

VOC ENERGY TRUST

By:	The Bank of New York Mellon Trust Company, N.A., as Trustee

By:	/s/ ELAINA C. RODGERS
Elaina C. Rodgers
Vice President

Date: May 14, 2021

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