Form 10-Q
period 2021-06-30
VOC Energy Trust
filed 2021-08-12
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2021

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

As of August 12, 2021, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income from net profits interest	$2,332,980	$1,437,635	$2,888,673	$3,510,895
Cash on hand used (withheld) for Trust expenses	(127,534)	(695,744)	223,172	(608,546)
General and administrative expenses (1)	(165,446)	(231,891)	(561,845)	(522,349)
Distributable income	$2,040,000	$510,000	$2,550,000	$2,380,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2021 and 2020)	$0.12	$0.03	$0.15	$0.14

(1)	Includes $27,750 and $0 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2021 and 2020, respectively, and $54,435 and $51,320 during the six months ended June 30, 2021 and 2020, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended June 30, 2021 and 2020 and $75,000 during each of the six-month periods ended June 30, 2021 and 2020, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$379,832	$603,004
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(123,637,038)	(122,182,408)
Total assets	$17,334,400	$19,012,202

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2021 and December 31, 2020	$17,334,400	$19,012,202

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$17,892,065	$20,529,618	$19,012,202	$63,345,900
Income from net profits interest	2,332,980	1,437,635	2,888,673	3,510,895
Cash distributions	(2,040,000)	(510,000)	(2,550,000)	(2,380,000)
Trust expenses	(165,446)	(231,891)	(561,845)	(522,349)
Amortization of net profits interest (includes impairment expense of $41,261,354 during the six months ended June 30, 2020)	(685,199)	(672,271)	(1,454,630)	(43,401,355)
Trust corpus, end of period	$17,334,400	$20,553,091	$17,334,400	$20,553,091

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

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) December 31, 2030 or (2) the time when 10.6 million barrels of oil equivalent (“MMBoe”) (which is the equivalent of 8.5 MMBoe in respect of the net profits interest) have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate. As of June 30, 2021, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 7.2 MMBoe of production from the underlying properties (which is the equivalent of 5.8 MMBoe in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2021 and for the three- and six-month periods ended June 30, 2021 and June 30, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Note 3. Trust Accounting Policies

The Trust uses the modified cash basis of accounting to report receipts of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the underlying properties, times 80%. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance that created the Trust’s net profits interest. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to VOC Brazos and out-of-pocket expenses, are recognized when paid. Under U.S. GAAP, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2021 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$2,916,225	$1,797,044	$3,610,841	$4,388,619
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	2,332,980	1,437,635	2,888,673	3,510,895
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0	0	0
Income from net profits interest(3)	$2,332,980	$1,437,635	$2,888,673	$3,510,895

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the December through February production periods for the three months ended June 30 and during each of the September through February production periods for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021 and 2020, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at June 30, 2021 and 2020, respectively.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2021 substantially represents production by VOC Brazos from December 2020 through February 2021, and the cash received by the Trust during the three months ended June 30, 2020 substantially represents production by VOC Brazos from December 2019 through February 2020. The cash received by the Trust during the six months ended June 30, 2021 substantially represents production by VOC Brazos from September 2020 through February 2021, and the cash received by the Trust during the six months ended June 30, 2020 substantially represents production by VOC Brazos from September 2019 through February 2020.

For the three and six months ended June 30, 2021 and 2020, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2021 was $2,040,000, or $0.12 per Trust Unit, and was made on May 14, 2021 to Trust unitholders owning Trust Units as of April 30, 2021. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2021 through March 31, 2021.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2021 and 2020, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On July 20, 2021, the Trust announced a Trust distribution of net profits for the second quarterly payment period ended June 30, 2021. Unitholders of record on July 30, 2021 will receive a distribution amounting to $2,720,000, or $0.16 per Trust Unit, which will be paid on August 13, 2021.

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

Overview

Impact of COVID-19. The 2020 outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate (“WTI”) spot price of crude oil dropped sharply in the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”) which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. The responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. After April 28, 2020, the WTI price started increasing and has returned to pre-COVID levels. Nevertheless, prices could decline again, and the Trust’s quarterly cash distibutions could similarly decline, depending on future actions by OPEC or the future course of the ongoing COVID-19 pandemic.

Impairment of Net Profits Interest. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust determined that its aggregate value of the underlying properties was impaired, which resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment was charged directly to Trust corpus and did not affect distributable income.

Results of Operations

Results of Operations for the Quarters Ended June 30, 2021 and 2020

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2021 and 2020 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2021	2020
Sales volumes:
Oil (Bbl)	121,019	171,188
Natural gas (Mcf)	89,151	102,303
Total (BOE)	135,878	188,239
Average sales prices:
Oil (per Bbl)	$48.53	$53.94
Natural gas (per Mcf)	$2.81	$2.36
Gross proceeds:
Oil sales	$5,872,798	$9,233,635
Natural gas sales	250,209	241,201
Total gross proceeds	6,123,007	9,474,836
Costs:
Production and development costs:
Lease operating expenses	2,803,042	3,029,692
Production and property taxes	120,097	481,878
Development expenses	283,643	4,166,222
Total costs	3,206,782	7,677,792

Excess of revenues over direct operating expenses and lease equipment and development costs	2,916,225	1,797,044
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,332,980	1,437,635
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$2,332,980	$1,437,635

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2021 substantially represents the production by VOC Brazos from December 2020 through February 2021. The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2020 substantially represents the production by VOC Brazos from December 2019 through February 2020. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $6,123,007 for the three months ended June 30, 2021, a decrease of $3,351,829 or 35.4% from $9,474,836 for the three months ended June 30, 2020. Revenues are a function of oil and natural gas sales volumes and prices received. The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and a decrease in market prices for oil sales partially offset by an increase in market prices for natural gas sales during the second quarter of 2021. During the three months ended June 30, 2021, the average price for oil decreased 10.0% to $48.53 per Bbl and the average price for natural gas increased 19.1% to $2.81 per Mcf. Oil sales volumes were 121,019 Bbls for the three months ended June 30, 2021, a decrease of 50,169 Bbls or 29.3% from 171,188 Bbls for the three months ended June 30, 2020, while natural gas sales volumes were 89,151 Mcf, a decrease of 13,152 Mcf or 12.9% from 102,303 Mcf for the same period in 2020.

Costs. Lease operating expenses were $2,803,042 for the three months ended June 30, 2021, a decrease of $226,650 or 7.5% from $3,029,692 for the three months ended June 30, 2020. Production and property taxes were $120,097 for the three months ended June 30, 2021, a decrease of $361,781 or 75.1% from $481,878 for the same period in 2020. Such decrease is the result of a decrease of $202,611 in property taxes resulting primarily from a timing difference as to when payments are normally made and a decrease of $159,170 or 57.3% in production taxes due to lower sales volumes for oil and natural gas. Development expenses were $283,643 for the three months ended June 30, 2021, a decrease of $3,882,579 or 93.2% from $4,166,222 for the same period in 2020. Such decrease was primarily due to payments totaling $4,046,455 made to the operator for previously unpaid costs associated with the Hawkwood Development Wells from net revenue received from the Hawkwood Development wells during the three months ended June 30, 2020. See “Liquidity and Capital Resources” below for further discussion.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $2,916,225 for the three months ended June 30, 2021, an increase of $1,119,181 or 62.3% from $1,797,044 for the three months ended June 30, 2020. The Trust’s 80% net profits interest of these totals was $2.332,980 and $1,437,635, respectively. During the three months ended June 30, 2021 and 2020, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,332,980 and $1,437,635 for such periods, respectively. These amounts were reduced by a Trust holdback for future expenses of $292,980 and $927,635 for the three months ended June 30, 2021 and 2020, respectively. This decrease of $634,655 is primarily the result of the inclusion in 2020 of an amount estimated to be sufficient to pay estimated Trust expenses through approximately April 2021. The Trustee paid general and administrative expenses of $165,446 for the three months ended June 30, 2021, a decrease of $66,445 from $231,891 for the three months ended June 30, 2020. This decrease was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended June 30, 2021 of $2,040,000, an increase of $1,530,000 from $510,000 for the three months ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2021 and 2020 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2021	2020
Sales volumes:
Oil (Bbl)	257,602	324,963
Natural gas (Mcf)	185,137	192,788
Total (BOE)	288,458	357,094
Average sales prices:
Oil (per Bbl)	$42.02	$53.60
Natural gas (per Mcf)	$2.43	$2.22
Gross proceeds:
Oil sales	$10,825,483	$17,416,896
Natural gas sales	449,345	428,197
Total gross proceeds	11,274,828	17,845,093
Costs:
Production and development costs:
Lease operating expenses	5,494,529	6,527,218
Production and property taxes	871,654	1,376,329
Development expenses	1,297,804	5,552,927
Total costs	7,663,987	13,456,474

Excess of revenues over direct operating expenses and lease equipment and development costs	3,610,841	4,388,619
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,888,673	3,510,895
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$2,888,673	$3,510,895

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2021 substantially represents the production by VOC Brazos from September 2020 through February 2021.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2020 substantially represents the production by VOC Brazos from September 2019 through February 2020. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $11,274,828 for the six months ended June 30, 2021, a decrease of $6,570,265 or 36.8% from $17,845,093 for the six months ended June 30, 2020.  Revenues are a function of oil and natural gas sales prices and volumes sold.  The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and a decrease in market prices for oil sales partially offset by an increase in market prices for natural gas sales during the first six months of 2021. During the six months ended June 30, 2021, the average price for oil decreased 21.6% to $42.02 per Bbl and the average price for natural gas increased 9.5% to $2.43 per Mcf. Oil sales volumes were 257,602 Bbls for the six months ended June 30, 2021, a decrease of 67,361 Bbls or 20.7% from 324,963 Bbls for the six months ended June 30, 2020, while natural gas sales volumes were 185,137 Mcf, a decrease of 7,651 Mcf or 4.0% from 192,788 Mcf for the same period in 2020.

Costs.  Lease operating expenses were $5,494,529 for the six months ended June 30, 2021, a decrease of $1,032,689 or 15.8% from $6,527,218 for the six months ended June 30, 2020. Production and property taxes were $871,654 for the six months ended June 30, 2021, a decrease of $504,675 or 36.7% from $1,376,329 for the six months ended June 30, 2020. Such decrease is primarily due to a decrease of $247,498 or 28.9% in property taxes resulting primarily from a timing difference as to when payments are normally made and a decrease of $257,177 or 49.6% in production taxes due to lower sales volumes for oil and natural gas. Development expenses were $1,297,804 for the six months ended June 30, 2021, a decrease of $4,255,123 or 76.6% from $5,552,927 for the same period in 2020. Such decrease was primarily due to payments totaling $4,650,763 made to the operator for previously unpaid costs associated with the Hawkwood Development Wells from net revenue received from the Hawkwood Development Wells during the six months ended June 30, 2020. See “Liquidity and Capital Resources” below for further discussion.

Excess of revenues over direct operating expenses and lease equipment and development costs.  The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $3,610,841 for the six months ended June 30, 2021, a decrease of $777,778 or 17.7% from $4,388,619 for the six months ended June 30, 2020.  The Trust’s 80% net profits interest of these totals was $2,888,673 and $3,510,895, respectively. During the six months ended June 30, 2021 and 2020, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,888,673 and $3,510,895 for such periods, respectively.  These amounts were further reduced by a Trust holdback for future expenses of $338,673 and $1,130,895 for the six months ended June 30, 2021 and 2020, respectively. This decrease of $792,222 is primarily the result of the inclusion in 2020 of an amount estimated to be sufficient to pay estimated Trust expenses through approximately April 2021. The Trustee paid general and administrative expenses of $561,845 for the six months ended June 30, 2021, an increase of $39,496 from $522,349 for the six months ended June 30, 2020.  This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income of $2,550,000 for the six months ended June 30, 2021 and $2,380,000 for the six months ended June 30, 2020.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2021, $379,832 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2021 and 2020, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at June 30, 2021 and 2020, respectively.

In 2018, VOC Brazos entered into a joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four wells in the Lower Woodbine Organic Shale (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the Lower Woodbine Organic Shale (“LWOS”) in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos was paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells was received, thereby having no current effect on Trust distributions. The remaining balance was paid in full on December 31, 2020. No new Hawkwood Development Wells were drilled in 2020 or through the date of this Form 10-Q.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2021, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: August 12, 2021

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