Form 10-Q
period 2021-09-30
VOC Energy Trust
filed 2021-11-12
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2021

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

As of November 12, 2021, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income from net profits interest	$2,843,473	$—	$5,732,146	$3,510,895
Cash on hand used (withheld) for Trust expenses	51,030	139,230	274,202	(469,316)
General and administrative expenses (1)	(174,503)	(139,230)	(736,348)	(661,579)
Distributable income	$2,720,000	$—	$5,270,000	$2,380,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2021 and 2020)	$0.16	$—	$0.31	$0.14

(1)	Includes $54,435 and $26,685 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2021 and 2020, respectively, and $108,870 and $78,005 during the nine months ended September 30, 2021 and 2020, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended September 30, 2021 and 2020 and $112,500 during each of the nine-month periods ended September 30, 2021 and 2020, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$328,802	$603,004
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(124,352,792)	(122,182,408)
Total assets	$16,567,616	$19,012,202

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2021 and December 31, 2020	$16,567,616	$19,012,202

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$17,334,400	$20,553,091	$19,012,202	$63,345,900
Income from net profits interest	2,843,473	—	5,732,146	3,510,895
Cash distributions	(2,720,000)	—	(5,270,000)	(2,380,000)
Trust expenses	(174,503)	(139,230)	(736,348)	(661,579)
Amortization of net profits interest (includes impairment expense of $41,261,354 during the nine months ended September 30, 2020)	(715,754)	(498,112)	(2,170,384)	(43,899,467)
Trust corpus, end of period	$16,567,616	$19,915,749	$16,567,616	$19,915,749

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

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) December 31, 2030 or (2) the time when 10.6 million barrels of oil equivalent (“MMBoe”) (which is the equivalent of 8.5 MMBoe in respect of the net profits interest) have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate. As of September 30, 2021, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 7.4 MMBoe of production from the underlying properties (which is the equivalent of 5.9 MMBoe in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2021 and for the three- and nine-month periods ended September 30, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2021 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Excess (deficit) of revenues over direct operating expenses and lease equipment and development costs(1)	$3,554,341	$(8,806)	$7,165,182	$4,379,813
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income (loss) from net profits interest before reserve adjustments	2,843,473	(7,045)	5,732,146	3,503,850
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	7,045	—	7,045
Income from net profits interest(3)	$2,843,473	$—	$5,732,146	$3,510,895

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the March through May production periods for the three months ended September 30 and during each of the September through May production periods for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance, or operating expenditures at any time. During the three and nine months ended September 30, 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. During the three and nine months ended September 30, 2020, VOC Brazos released $7,045 previously held for future development, maintenance, or operating expenditures to cover the Trust deficit for the three months ended September 30, 2020. The reserve balance was $1,000,000 at September 30, 2021 and $992,955 at September 30, 2020.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2021 substantially represents production by VOC Brazos from March 2021 through May 2021, and the cash received by the Trust during the three months ended September 30, 2020 substantially represents production by VOC Brazos from March 2020 through May 2020. The cash received by the Trust during the nine months ended September 30, 2021 substantially represents production by VOC Brazos from September 2020 through May 2021 and the cash received by the Trust during the nine months ended September 30, 2020 substantially represents production by VOC Brazos from September 2019 through May 2020.

For the three and nine months ended September 30, 2021 and 2020, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 6. Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7. Distributions to Unitholders

VOC Brazos makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. In November 2021, the Trustee notified VOC Brazos that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

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

The third quarterly distribution during 2021 was $2,720,000, or $0.16 per Trust Unit, and was made on August 13, 2021 to Trust unitholders owning Trust Units as of July 30, 2021. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2021 through June 30, 2021.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2021 and 2020, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On October 20, 2021, the Trust announced a Trust distribution of net profits for the fourth quarterly distribution during 2021. Unitholders of record on November 1, 2021 will receive a distribution amounting to $3,400,000, or $0.20 per Trust Unit, which will be paid on November 12, 2021.

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

Overview

 Impact of COVID-19. The 2020 outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate (“WTI”) spot price of crude oil dropped sharply in the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”) which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. The responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. After April 28, 2020, the WTI price started increasing and has returned to pre-COVID levels. Nevertheless, prices could decline again, and the Trust’s quarterly cash distributions could similarly decline, depending on future actions by OPEC or the future course of the ongoing COVID-19 pandemic.

Impairment of Net Profits Interest. Based on the substantial decline of the oil future markets at March 31, 2020, the Trust determined that its aggregate value of the underlying properties was impaired, which has resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment was charged directly to Trust corpus and did not affect distributable income.

Results of Operations

Results of Operations for the Quarters Ended September 30, 2021 and 2020

The following is a summary of income (loss) from net profits interest received by the Trust for the three months ended September 30, 2021 and 2020 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2021	2020
Sales volumes:
Oil (Bbl)	128,814	122,672
Natural gas (Mcf)	78,734	100,804
Total (BOE)	141,936	139,473
Average sales prices:
Oil (per Bbl)	$59.62	$22.53
Natural gas (per Mcf)	$3.29	$1.24
Gross proceeds:
Oil sales	$7,679,568	$2,764,248
Natural gas sales	258,788	125,344
Total gross proceeds	7,938,356	2,889,592
Costs:
Production and development costs:
Lease operating expenses	3,069,270	2,251,208
Production and property taxes	608,076	262,775
Development expenses	706,669	384,415
Total costs	4,384,015	2,898,398

Excess (deficit) of revenues over direct operating expenses and lease equipment and development costs	3,554,341	(8,806)
Times net profits interest over the term of the Trust	80%	80%
Income (loss) from net profits interest before reserve adjustments	2,843,473	(7,045)
VOC Brazos reserve for future development, maintenance or operating expenditures	—	7,045
Income from net profits interest	$2,843,473	$—

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2021 substantially represents the production by VOC Brazos from March 2021 through May 2021. The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2020 substantially represents the production by VOC Brazos from March 2020 through May 2020. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $7,938,356 for the three months ended September 30, 2021, an increase of $5,048,764 or 174.7% from $2,889,592 for the three months ended September 30, 2020. Revenues are a function of oil and natural gas sales volumes and prices received. The increase in gross proceeds was due to an increase in oil sales volumes and increases in market prices for oil and natural gas sales, partially offset by a decrease in natural gas sales volumes during the third quarter of 2021. During the three months ended September 30, 2021, the average price for oil increased 164.6% to $59.62 per Bbl and the average price for natural gas increased 165.3% to $3.29 per Mcf. Oil sales volumes were 128,814 Bbls for the three months ended September 30, 2021, an increase of 6,142 Bbls or 5.0% from 122,672 Bbls for the three months ended September 30, 2020, while natural gas sales volumes were 78,734 Mcf, a decrease of 22,070 Mcf or 21.9% from 100,804 Mcf for the same period in 2020.

Costs. Lease operating expenses were $3,069,270 for the three months ended September 30, 2021, an increase of $818,062 or 36.3% from $2,251,208 for the three months ended September 30, 2020. Production and property taxes were $608,076 for the three months ended September 30, 2021, an increase of $345,301 or 131.4% from $262,775 for the same period in 2020. Such increase is the result of an increase of $239,526 or 136.6% in property taxes resulting primarily from a timing difference as to when payments are normally made and an increase of $105,775 or 121.1% in production taxes due primarily to higher sales volumes for oil and higher sales prices for oil and natural gas. Development expenses were $706,669 for the three months ended September 30, 2021, an increase of $322,254 or 83.8% from $384,415 for the same period in 2020. Such increase was primarily due to an increase in drilling activity and development expenses. Included in the $384,415 is $290,204 in payments made to the operator from net revenue received from the Hawkwood Development wells during the three months ended September 30, 2020. See “Liquidity and Capital Resources” below for further discussion.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $3,554,341 for the three months ended September 30, 2021, an increase of $3,563,147 from the deficit of revenues over direct operating expenses and lease equipment and development costs from the underlying properties of $(8,806) for the three months ended September 30, 2020. The Trust’s 80% net profits interest of these totals was $2,843,473 and $(7,045), respectively. During the three months ended September 30, 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve; however, during the three months ended September 30, 2020, VOC Brazos released $7,045 previously held for future development, maintenance, or operating expenditures to cover the Trust deficit for the three months ended September 30, 2020. This resulted in income from the net profits interest of $2,843,473 and $0 for such periods, respectively. These amounts were reduced by a Trust holdback for future expenses of $123,473 and $0 for the three months ended September 30, 2021 and 2020, respectively. The Trustee paid general and administrative expenses of $174,503 for the three months ended September 30, 2021, an increase of $35,273 from $139,230 for the three months ended September 30, 2020. This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended September 30, 2021 of $2,720,000 as compared to $0 for the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2021 and 2020 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2021	2020
Sales volumes:
Oil (Bbl)	386,416	447,635
Natural gas (Mcf)	263,871	293,592
Total (BOE)	430,395	496,567
Average sales prices:
Oil (per Bbl)	$47.89	$45.08
Natural gas (per Mcf)	$2.68	$1.89
Gross proceeds:
Oil sales	$18,505,051	$20,181,144
Natural gas sales	708,133	553,541
Total gross proceeds	19,213,184	20,734,685
Costs:
Production and development costs:
Lease operating expenses	8,563,799	8,778,426
Production and property taxes	1,479,730	1,639,104
Development expenses	2,004,473	5,937,342
Total costs	12,048,002	16,354,872

Excess of revenues over direct operating expenses and lease equipment and development costs	7,165,182	4,379,813
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	5,732,146	3,503,850
VOC Brazos reserve for future development, maintenance or operating expenditures	—	7,045
Income from net profits interest	$5,732,146	$3,510,895

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2021 substantially represents the production by VOC Brazos from September 2020 through May 2021. The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2021 substantially represents the production by VOC Brazos from September 2019 through May 2020. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $19,213,184 for the nine months ended September 30, 2021, a decrease of $1,521,501 or 7.3% from $20,734,685 for the nine months ended September 30, 2020. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to increases in market prices for oil and natural gas during the first nine months of 2021 that were offset by decreases in oil and natural gas sales volumes. During the nine months ended September 30, 2021, the average price for oil increased 6.2% to $47.89 per Bbl and the average price for natural gas increased 41.8% to $2.68 per Mcf. Oil sales volumes were 386,416 Bbls for the nine months ended September 30, 2021, a decrease of 61,219 Bbls or 13.7% from 447,635 Bbls for the nine months ended September 30, 2020, while natural gas sales volumes were 263,871 Mcf, a decrease of 29,721 Mcf or 10.1% from 293,592 Mcf for the same period in 2020.

Costs.  Lease operating expenses were $8,563,799 for the nine months ended September 30, 2021, a decrease of $214,627 or 2.4% from $8,778,426 for the nine months ended September 30, 2020. Production and property taxes were $1,479,730 for the nine months ended September 30, 2021, a decrease of $159,374 or 9.7% from $1,639,104 for the nine months ended September 30, 2020. Such decrease is primarily due to a decrease of $151,402 or 25.0% in production taxes due to lower production volumes for oil and natural gas along with a decrease of $7,972 or 0.8% in property taxes. Development expenses were $2,004,473 for the nine months ended September 30, 2021, a decrease of $3,932,869 or 66.2% from $5,937,342 for the same period in 2020. Such decrease was primarily the result of the inclusion in 2020 of payments totaling $4,940,967 made to the operator from net revenue received from the Hawkwood Development wells during the nine months ended September 30, 2020, partially offset by an increase in drilling activity and development expenses in 2021. See “Liquidity and Capital Resources” below for further discussion.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $7,165,182 for the nine months ended September 30, 2021, an increase of $2,785,369 or 63.6% from $4,379,813 for the nine months ended September 30, 2020. The Trust’s 80% net profits interest of these totals were $5,732,146 and $3,503,850, respectively. During the nine months ended September 30, 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, but did release $7,045 from the previously established cash reserve for future development, maintenance or operating expenditures to cover the deficit for the three months ended September 30, 2020 which resulted in income from the net profits interest of $5,732,146 and $3,510,895 for such periods, respectively. These amounts were further reduced by a Trust holdback for future expenses of $462,146 and $1,130,895 for the nine months ended September 30, 2021 and 2020, respectively. This decrease of $668,749 is primarily the result of the inclusion in 2020 of an amount estimated to be sufficient to pay estimated Trust expenses through approximately April 2021. The Trustee paid general and administrative expenses of $736,348 for the nine months ended September 30, 2021, an increase of $74,769 from $661,579 for the nine months ended September 30, 2020. This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income of $5,270,000 for the nine months ended September 30, 2021 and $2,380,000 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2021, $328,802 was held by the Trustee as such a reserve.

In November 2021, the Trustee notified VOC Brazos that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2021 and 2020, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 and $992,955 at September 30, 2021 and 2020, respectively.

In 2018, VOC Brazos entered into a joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four wells in the Lower Woodbine Organic Shale (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the Lower Woodbine Organic Shale (“LWOS”) in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos was paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells was received, thereby having no current effect on Trust distributions. The balance owed to Vess Oil was paid in full on December 31, 2020. No new Hawkwood Development Wells were drilled in 2020, or through the date of this Form 10-Q.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2021, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 12, 2021

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