Form 10-K
period 2021-12-31
VOC Energy Trust
filed 2022-03-17
CIK 1505413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $4.73 on June 30, 2021, was approximately $60,296,858.
As of March 17, 2022, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.
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
a.
Future cash inflows.   These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2019, 2020 and 2021 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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
On May 10, 2011, VOC Brazos and the trust completed an initial public offering of units of beneficial interest in the trust, which are referred to herein as the “trust units.” In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the “net profits interest.” VOC Brazos’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the “underlying properties.” As of December 31, 2021, the underlying properties included interests in 743 gross (452.5 net) producing wells and included 82,615 gross (51,147.2 net) acres. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2021, cumulatively, since inception, the trust has received payment for approximately 6.0 MMBoe of the trust’s 8.5 MMBoe interest.
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
Description of the Trust Units
Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 17, 2022.
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
As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.8 million paid to the VOC Operators in 2019, $1.7 million paid in 2020, and $1.8 million paid in 2021 for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index (“OAI”) published by the Council of Petroleum Accountants Society (“COPAS”) for that year.
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
Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2021 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at https://voc.q4web.com/home/default.aspx.

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
In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 6.8% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2026. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2026 will be approximately $30.7 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.
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
Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2019, 2020 and 2021 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in

Petroleum Engineering and has 30 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2019, 2020 and 2021 is presented consistent with these requirements.
Proved Reserves of VOC Energy Trust.   The following table sets forth, as of December 31, 2021, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	2,421	1,429	2,658
Proved Undeveloped	828	770	956
Total Proved	3,249	2,199	3,614
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
The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.
	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2018	4,389	2,278	4,769
Revisions of previous estimates	263	(40)	256
Production(1)	(489)	(287)	(537)
Balance, December 31, 2019	4,163	1,951	4,488
Revisions of previous estimates	(1,310)	364	(1,250)
Production(1)	(434)	(290)	(482)
Balance, December 31, 2020	2,419	2,025	2,756
Revisions of previous estimates	1,253	440	1,326
Production(1)	(423)	(266)	(468)
Balance, December 31, 2021	3,249	2,199	3,614
Proved Developed Reserves:
Balance, December 31, 2018	3,417	1,574	3,680
Balance, December 31, 2019	3,178	1,561	3,438
Balance, December 31, 2020	1,949	1,557	2,208
Balance, December 31, 2021	2,421	1,429	2,658

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2018	972	704	1,089
Proved undeveloped reserves converted to proved developed by drilling	(165)	0	(165)
Additional proved undeveloped reserves added	401	0	401
Revisions of previous estimates	(223)	(314)	(275)
Balance, December 31, 2019	985	390	1,050
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	0	0	0
Revisions of previous estimates	(515)	78	(502)
Balance, December 31, 2020	470	468	548
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	143	68	154
Revisions of previous estimates	215	234	254
Balance, December 31, 2021	828	770	956

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
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2021 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2021 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust’s estimated oil and natural gas reserves.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	3,016.4	9.9	1,034.5	4,060.7
Gas (MMcf)	1,563.8	0.0	597.3	2,161.1
NGL (MBbl)	56.7	0.0	93.8	150.5
Revenue
Oil	$189,899.8	$611.5	$66,593.2	$257,104.5
Gas	4,279.0	0.0	1,253.1	5,532.1
NGL	1,132.4	0.0	1,872.8	3,005.2
Severance Taxes	4,847.0	25.8	3,120.2	7,993.0
Ad Valorem Taxes	5,213.0	34.8	2,260.9	7,508.7
Operating Expenses	91,670.8	0.0	4,314.8	95,985.6

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Future Development Costs	364.9	116.0	30,205.1	30,685.9
80% Net Profits Interest Net Operating Income (NPI)(1)	$74,572.4	$348.0	$23,854.5	$98,774.9
80% NPI(2)	$54,126.6	$231.8	$13,259.8	$67,618.2

(1)
Before interest and taxes.

(2)
Discounted at 10%.

The net profits interest entitles the trust to receive 80% of the net proceeds attributable to the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2021, CG&A estimated that the trust would terminate on December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.
Oil and gas prices were adjusted to a WTI Cushing oil price of $66.56 per Bbl and a Henry Hub natural gas price of $3.598 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2021. The price adjustments were based on oil price differentials forecast at −$4.50 per Bbl for the Kansas underlying properties, −$2.00 per Bbl for the Kurten (Woodbine) Field wells in Texas, −$3.75 per Bbl for the Sand Flat Unit and Hitts Lake North Field wells in Texas and −$2.00 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials varied by property as provided by VOC Brazos and were also not escalated. NGL price differentials were applied at 30% of the WTI oil price and not escalated. The base price differentials may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at 4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero when a rate of 6 Bbl/day per well was reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue but dropped to 2.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 3.29 percent of revenue (after severance taxes) for the Texas properties.
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
The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2021.
	Gross	Net
	(acres)
Developed Acreage:
Kansas	58,922	34,305.9
Texas	23,693	16,841.3
Total	82,615	51,147.2
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the underlying properties as of December 31, 2021:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	700	439.5	30	7.3	730	446.8
Natural gas	10	5.0	3	0.7	13	5.7
Total	710	444.5	33	8.0	743	452.5
The following is a summary of the number of developmental wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2019		2020		2021
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	9	3.6	—	—	1	0.7
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	—	—	1	0.2
Total	9	3.6	—	—	2	0.9
In 2019, the remaining two Hawkwood Earning Wells (as defined below) were drilled and completed at no cost to VOC Brazos. An additional four Hawkwood Development Wells were drilled and completed under the joint venture agreement. The one MD Earning Well (as defined below) was still waiting on completion. In addition, two non-joint venture agreement wells were drilled and completed and the well awaiting completion at December 31, 2018 was completed. Total capital expenditures for 2019 for these wells was $6,429,767.
In 2020, no wells were drilled or completed. The former MD Earning Well was still awaiting completion at December 31, 2020.
In 2021, the former MD Earning Well was completed and one other well was drilled, deemed non-productive and plugged. Total capital expenditures in 2021 for the former MD Earning Well was $1,695,593. VOC Brazos continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program” for more information regarding

VOC Brazos’ joint venture agreement with Hawkwood Energy East Texas, LLC, the Hawkwood Earning Wells, and the Hawkwood Development Wells (each as defined therein).
The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe received by the trust from the underlying properties.
	Year Ended December 31,
	2019	2020	2021
Sales prices:
Oil (per Bbl)	$56.11	$43.22	$53.09
Natural gas (per Mcf)	$2.90	$1.80	$2.98
Lease operating expense (per Boe)	$20.29	$17.40	$19.84
Production and property taxes (per Boe)	$2.81	$2.78	$2.99
Major Producing Areas
The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2021.
	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
	(In Thousands)
Kansas (153 Fields)
Fairport	578	0	578	6.9%	$8,783	8.4%
Chase-Silica	187	0	187	2.2	2,859	2.7
Marcotte	191	0	191	2.3	2,783	2.7
Bindley	158	0	158	1.9	2,197	2.1
Codell	104	0	104	1.2	1,971	1.9
Mueller	106	0	106	1.3	1,758	1.7
Diebolt	100	0	100	1.2	1,105	1.1
Griston SW	37	0	37	0.5	920	0.9
Zurich	46	0	46	0.6	838	0.8
Rosa Northwest	40	0	40	0.5	795	0.8
Wesley	43	0	43	0.5	755	0.7
Other	1,211	798	1,344	16.1	13,112	12.6
Kansas Total	2,801	798	2,934	35.2	37,876	36.4
Texas (5 Fields)
Kurten	3,857	4,355	4,583	55.1	53,135	51.1
Hitts Lake North	498	0	498	6.0	9,305	8.9
Sand Flat	280	5	281	3.4	3,277	3.2
Other	19	40	26	0.3	420	0.4
Texas Total	4,654	4,400	5,388	64.8	66,137	63.6
Total	7,455	5,198	8,322	100.0%	$104,013	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2021 through December 1, 2021 and were held constant for the life of the properties. This yielded a base price for oil of $66.56 per barrel and a base price for natural gas of $3.598 per MMBtu.
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

Kansas.   As of December 31, 2021, proved reserves attributable to the portion of the Kansas underlying properties were approximately 2.9 MMBoe and were located in three primary areas: Central Kansas Uplift, Western Kansas and South Central Kansas. As of December 31, 2021, the VOC Operators operated 97.9% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.
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
Texas.   As of December 31, 2021, proved reserves attributable to the Texas underlying properties were approximately 5.4 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2021, the VOC Operators operated approximately 99.2% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.
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
The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the underlying properties from the above table:
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2019	169	193	201
2020	148	202	182
2021	131	166	159
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
Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 1.521 billion barrels for the State of Texas during 2021. There were 31 operating oil refineries located in Texas in 2021 with combined capacity to refine over 5.85 million barrels of oil per day. With oil production in the state of Texas averaging approximately

4.17 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.
Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 1,900 operators reported aggregate oil production of approximately 25.1 million barrels for the state of Kansas in 2021. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine approximately 404,000 barrels of oil per day. With oil production in the state of Kansas averaging approximately 68,800 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.
Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing, LLC, an affiliate of VOC Brazos, which we refer to as “MV Purchasing,” under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2019, 2020 and 2021, MV Purchasing purchased 32%, 31% and 35%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2019, 2020 and 2021 received by the trust from the underlying properties was $2.48, $1.20 and $3.53 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2019, 2020 and 2021, VOC Brazos plugged and abandoned 13, 11 and 26 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.
VOC Brazos generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the trust unitholders. In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received. No underlying properties were sold, and therefore no net sales proceeds were paid to the trust for its share of interest in any such underlying properties, during 2020 or 2021. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2021.
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
Hazardous substance and wastes.   The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. VOC Brazos generates materials in the course of its operations that may be regulated as hazardous substances.
The Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under the RCRA as non-hazardous wastes. Nevertheless, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. Any future change in the exclusion for such wastes could potentially result in an increase in the cost of managing and disposing of those wastes.
The real properties upon which VOC Brazos conducts its operations have been used for oil and natural gas exploration and production for many years. Although VOC Brazos believes that it has utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released on or under the real properties upon which VOC Brazos conducts its operations, or on or under other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under VOC Brazos’ control. These properties and the substances disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, VOC Brazos could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property, and to perform response actions to prevent future contamination.

Water discharges and hydraulic fracturing.   The federal Clean Water Act, or “CWA,” and analogous state laws impose restrictions and strict controls regardingthe discharge of pollutants into waters of the United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or POTW. Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment facility, or CWT, in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers, or USACE. CWA Section 401 provides that the applicant for an individual Section 404 USACE permit for the discharge of dredge and fill material must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.
How the EPA and the USACE define “waters of the United States,” or WOTUS, which defines the extent of geographic jurisdiction under the CWA, can impact VOC Brazos’ regulatory and permitting obligations under the CWA. In 2020, the EPA and the USACE issued a final rule, or the “2020 rule,” that narrowed the definition of WOTUS when compared to the prior definition of WOTUS that had been adopted in 2015. In August 2021, however, a court vacated the 2020 rule. In response, the EPA and the USACE reverted to the WOTUS definition in use prior to the 2015 WOTUS rulemaking. That pre-2015 definition is broader than the definition from the 2020 rule, but was never formally codified because it was based on interpretation of a U.S. Supreme Court decision. On December 7, 2021, the agencies published a proposed rule that would codify the interpretation currently in use. The comment period closed in February 2022 and a final rule is expected later in 2022. At the same time, the U.S. Supreme Court has taken up a case that may again revise the understanding of the WOTUS definition. VOC Brazos’ regulatory obligations and permitting costs may increase under the current definition as opposed to the one in effect under the 2020 rule, and there will remain some uncertainty around the definition of WOTUS and the scope of CWA regulation, given expected challenges to the 2022 final rule and the pending Supreme Court case.
USACE Nationwide Permits, or “NWPs,” are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA and/or Rivers and Harbors Act. The current administration has stated an intention to re-visit all or some of the USACE NWPs before their current expiration date of February 2026. In addition, a federal court in Montana is currently hearing a challenge to NWP 12, which is used to authorize regulatory impacts related to oil and gas pipelines. Revisions to the NWPs by USACE or an adverse decision in Montana may restrict or remove the ability to use NWP 12 or other NWPs to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
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
The EPA is also charged with establishing National Ambient Air Quality Standards, or “NAAQS,” the implementation of which can indirectly impact VOC Brazos’ operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The current administration will have an opportunity to revisit the ozone NAAQS. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit VOC Brazos’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
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
In December 2015, the EPA finalized rules that added new sources to the scope of GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as described above, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities that are constructed, modified, or reconstructed after September 18, 2015, or the “Methane Rule.” Following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. That 2020 final rule, however, was undone by a June 30, 2021 Congressional Review Act resolution that re-instituted the regulation of methane from new, modified, and reconstructed oil and gas sources. Additionally, on November 15, 2021, the EPA published a proposed rule that would establish emissions guidelines for the control of methane from existing oil and gas sources for the first time under the CAA. The EPA intends to adopt the existing source emissions guidelines as a final rule by the end of 2022, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require VOC Brazos to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “ social cost of carbon,” “ social cost of nitrous oxide” and “ social cost of methane,” which are “ the monetized damages associated with incremental increased in greenhouse gas emissions,” including “ changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The Working Group is expected to issue its recommendations in early 2022.
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
Endangered Species Act.   The federal Endangered Species Act, or “ESA,” restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed, or expensive mitigation may be required. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has stated its intention to revise other rules. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. Designation of new species as threatened or endangered could cause VOC Brazos to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. While some of VOC Brazos’ facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, VOC Brazos believes that it is in substantial compliance with the ESA.
National Environmental Policy Act.   The National Environmental Policy Act, or “NEPA,” requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration is in the process of an initial revision to the NEPA regulations, and in October 2021 the White House Council on Environmental Quality published a proposed rule that would undo many of the changes adopted in 2020. The current administration has also stated its intention to undertake a second and more comprehensive round of revisions. The immediate changes may not have a significant impact on federal reviews related to VOC Brazos actions because the Trump Administration rule was never fully implemented by the agencies; however, continued change may increase agency review times associated with federal actions as agencies adjust to changing requirements and react to any resulting litigation.
Employee health and safety.   The operations of VOC Brazos are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require in certain circumstances that information be maintained concerning hazardous materials used or produced in VOC Brazos’ operations and that this information be provided to employees, state and local government authorities and citizens. VOC Brazos believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

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

•
the outbreak of armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and gas markets;

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

•
acts of force majeure.

Crude oil prices have been volatile over the last several years, and in 2021 ranged from a high of $84.65 to a low of $47.62. The NYMEX crude oil spot prices per Bbl were $61.06, $48.52 and $75.21 as of December 31, 2019, 2020 and 2021, respectively. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.
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
The COVID-19 pandemic and the measures put in place to address it have created significant volatility, uncertainty, and economic disruption since the first quarter of 2020. Over the course of the pandemic, public health officials have recommended or mandated certain precautions to mitigate the spread of COVID-19, including quarantines, shelter-in-place orders and business and government shutdowns. Although some of these limitations and mandates have been relaxed in certain jurisdictions, others have been reinstated in areas that have experienced a resurgence of COVID-19 cases and there is no guarantee restrictions will not be reimposed in the future. Despite the increased availability of vaccines in certain jurisdictions, the COVID-19 pandemic may continue or worsen during the upcoming months, including as a result of the emergence of more infectious variants of the virus, vaccine hesitancy or increased business and social activities, which may cause governmental authorities to reinstate restrictions. As a result, the ongoing impact of the COVID-19 pandemic remains uncertain and will depend on the severity, location and duration of the effects and spread of the disease, the effectiveness and duration of actions taken by authorities to contain the virus or treat its effect, the availability and effectiveness of vaccines or other treatments, and how quickly and to what extent economic conditions improve.
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC, led to significant global economic contraction generally and in the oil and gas industry in particular, which experienced a significant downturn during 2020 and into 2021. Oil and natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 pandemic and other factors affecting the global economy, and the trust cannot predict whether or when prices will stabilize. The Trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on VOC Brazos’ business, financial condition and results of operations or on proceeds to the trust and the trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.
The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices will adversely affect the operators of the underlying properties. For example, as a result of the decreased price of crude oil during the second quarter of 2020, there was no distribution made to unitholders in the third quarter of 2020. If commodity prices for crude oil were to decline again, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Low prices of oil may ultimately reduce the amount of oil that is economic to produce from the underlying properties. As a result, the operator of the underlying properties could determine, during periods of low commodity prices, to shut in or curtail production on the underlying properties. In addition, the operator of the underlying properties could determine, during periods of low commodity prices, to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any new variants of COVID-19, such as the Delta or Omicron variants; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments; actions taken by governmental authorities, VOC Brazos’ customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.
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
VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2021, VOC Brazos sold approximately 35% of the oil produced from the underlying properties to MV Purchasing, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.
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
The net proceeds payable to the trust attributable to the net profits interest are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 89% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2021, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 6.8% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2026 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 6.8% per year.
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
The trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the trust agreement, which would reduce net profits payable to the trust and distributions to unitholders.
The trust’s source of capital is the cash flows from the net profits interest. Pursuant to the trust agreement, the trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to unitholders.
In November 2021 the trustee notified VOC Brazos that the trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities. Commencing with the distribution paid to unitholders in February 2022, the Trustee is withholding, and in the future intends to withhold, a portion of the proceeds otherwise available for distribution each month to gradually build a cash reserve of approximately $1.175 million. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the trust. The trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.
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
VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2026 of approximately $30.7 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 6.8% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust’s ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. Neither VOC Brazos nor the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.
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
VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2019, 2020 and 2021, VOC Brazos plugged and abandoned 13, 11 and 26 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos’ obligations relating to the net profits interest on the portion of the underlying properties transferred.
In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos of the relevant underlying properties and are conditioned upon the trust’s receiving an amount equal to the fair market value to the trust of such net profits interest. Any net sales proceeds paid to the trust will be distributable to trust unitholders for the quarter in which they are received. No underlying properties were sold, and therefore no net sales proceeds were paid to the trust for its share of interest in any such underlying properties, during 2020 or 2021. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2021.
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

•
MV Purchasing, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2021, VOC Brazos sold approximately 35% of the oil produced from the underlying properties to MV Purchasing.

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
Item 4.   Mine Safety Disclosures.
None.

PART II
Item 5.   Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
The trust units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol “VOC.” As of March 17, 2022, the 17,000,000 units outstanding were held by 11 unitholders of record.
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
Recent Sales of Unregistered Securities
There were no equity securities sold by the trust during the year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.”
Purchases of Equity Securities
There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2021.
Item 6.   [Reserved]
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
The following is a summary of income from net profits interest received by the trust for the years ended December 31, 2019, 2020 and 2021, consisting of the February, May, August and November distributions for each respective year.
	Year Ended December 31,
	2019	2020	2021
Sales volumes:
Oil (Bbl)	570,216(1)	577,838(2)	528,166(3)
Natural gas (Mcf)	330,906(1)	358,455(2)	352,159(3)
Total (BOE)	625,367	637,581	586,859
Average sales prices:
Oil (per Bbl)	$56.11	$43.22	$53.09
Natural gas (per Mcf)	$2.90	$1.80	$2.98
Gross proceeds:
Oil sales	$31,992,019(1)	$24,976,564(2)	$28,040,262(3)
Natural gas sales	959,126(1)	645,569(2)	1,048,349(3)
Total gross proceeds	32,951,145	25,622,133	29,088,611
Costs:
Production and development costs:
Lease operating expenses	12,688,464	11,094,881	11,645,363
Production and property taxes	1,755,076	1,774,462	1,753.929
Development expenses	2,680,356	6,495,006	4,061,450
Total costs	17,123,896	19,364,349	17,460,742

	Year Ended December 31,
	2019	2020	2021
Excess of revenues over direct operating expenses and lease equipment and development costs	15,827,249	6,257,784	11,627,869
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	12,661,799	5,006,227	9,302,296
Cash reserve	0	0	0
Income from net profits interest	$12,661,799	$5,006,227	$9,302,296

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

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2021 (consisting of VOC Brazos’ February, May, August and November 2021 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2020 through August 2021.

Comparison of Results of the Trust for the Years Ended December 31, 2021 and 2020
The following represents a discussion of the Comparison of Results of the Trust for the Years ended December 31, 2021 and 2020. Refer to “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 for a discussion of the Comparison of Results of the Trust for the Years ended December 31, 2020 and 2019.
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
Total oil and natural gas sales.   Oil and natural gas sales were $29,088,611 for the year ended December 31, 2021, an increase of $3,466,478 or 13.5% from $25,622,133 for the year ended December 31, 2020. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to a increase in market prices for oil and natural gas sales during 2021 compared to 2020 offset by an decrease in oil and gas sales volumes compared to 2020. Oil sales volumes were 528,166 Bbls for the year ended December 31, 2021, a decrease of 49,672 Bbls or 8.6% from 577,838 Bbls for the year ended December 31, 2020, while natural gas sales volumes were 352,159 Mcf, a decrease of 6,296 Mcf from 358,455 Mcf for the year ended December 31, 2020. During the year ended December 31, 2021, the average price for oil increased 22.8% to $53.09 per Bbl and the average price for natural gas increased 65.6% to $2.98 per Mcf.
Costs.   Lease operating expenses were $11,645,363 for the year ended December 31, 2021, an increase of $550,482 or 5.0% from $11,094,881 for the year ended December 31, 2020. The increase was primarily due to increases in the costs of oilfield goods and services as well as increased costs as a result of bringing back online wells that were shut-in during periods of low prices for oil sales in 2020. Production and property taxes were $1,753,929 for the year ended December 31, 2021, a decrease of $20,533 or 1.2% from

$1,774,462 for the year ended December 31, 2020. The decrease is primarily due to a decrease in severance taxes of $12,543 or 1.7% and a decrease in property taxes of $7,990 or 0.8%. The decrease in severance taxes was primarly due to a severance tax refund of approximately $119,000 received in 2021from the low-producing oil well exemption that was triggered by the low oil prices in mid 2020 partially offset by higher sales prices for oil and natural gas in 2021.
Development expenses were $4,061,450 for the year ended December 31, 2021, a decrease of $2,433,556 or 37.5% from $6,495,006 for 2020. The decrease was primarily due to only having expenses from completing one drilled but uncompleted horizontal well in 2021, the former MD Earning Well, for $1,695,593 compared to payments made to the operator in 2020 for previously unpaid costs associated with the drilling and completion of two horizontal wells, the Hawkwood Development wells, for $5,356,749.
Excess of revenues over direct operating expenses and lease equipment and development costs.   The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $11,627,869 for the year ended December 31, 2021, an increase of $5,370,085 or 85.8% from $6,257,784 for the year ended December 31, 2020. The trust’s 80% net profits interest of these totals were $9,302,296 and $5,006,227, respectively. During the year ended December 31, 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust and during the year ended December 31, 2020, VOC Brazos released $7,045 during the third quarter and withheld $7,045 during the fourth quarter due to the Trust from previously established cash reserves for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $9,302,296 and $5,006,227 for such years, respectively. These amounts were further reduced by a trust holdback for future expenses of $632,296 and $1,181,227 for the years ended December 31, 2021 and 2020, respectively. The decrease between 2021 and 2020 is primarily the result in 2020 of including an amount estimated to be sufficient to pay estimated Trust expenses through April 2021. The trustee paid general and administrative expenses of $948,096 for the year ended December 31, 2021, an increase of $43,741 from $904,355 for the year ended December 31, 2020. These factors resulted in distributable income for the year ended December 31, 2021 of $8,670,000, an increase of $4,845,000 from $3,825,000 for the year ended December 31, 2020.
Liquidity and Capital Resources
Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust’s only use of cash is for distributions to trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust’s expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2021, the trustee held $287,203 as such a reserve. The trust paid, out of the first cash payment received by the trust, the trustee’s and Delaware trustee’s legal expenses incurred in forming the trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware trustee’s acceptance fee in the amount of $5,000.
In November 2021, the Trustee notified VOC Brazos that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee intends to withhold a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve to approximately $1.175 million. This amount is in addition to the letter of credit in the amount of $1.7 million provided to the Trustee by VOC Brazos to protect the Trust against the risk that it does not have sufficient cash to pay future expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
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

The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2021, the trust made no borrowings.
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
Planned Development and Workover Program
The primary goals of VOC Brazos’ development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos’ existing wells or VOC Brazos’ historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:
•
Kansas.   VOC Brazos’ historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos expects to incur future development expenditures for these properties through December 31, 2024 of approximately $1.0 million, of which VOC Brazos contemplates spending approximately $0.9 million to drill and complete four vertical wells. The remaining approximately $0.1 million is expected to be used for recompletions and workovers of three wells.

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

In 2018, VOC Brazos entered into a new joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the new joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four LWOS wells (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the LWOS in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos was paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells is received, thereby having no current effect on Trust distributions. On March 27, 2020, in addition to paying its costs from revenues received on these wells, VOC Brazos paid an additional $2.5 million of its share of costs to Vess Oil. The remaining balance was paid in full on December 31, 2020. No new Hawkwood Development Wells were drilled in 2020 or 2021.
In 2018, VOC Brazos also entered into a joint venture agreement with MD America Energy, LLC (“MD America”) to develop the LWOS, within the north half of the Kurten Woodbine Unit (the “North Contract Area”). Under the terms of the joint venture agreement, MD America was to carry VOC Brazos for its share of drilling and completion costs for up to four LWOS wells (the “MD Earning Wells”), with the first MD Earning Well to be spud by December 31, 2018 and the fourth MD Earning Well to be spud by November 20, 2020. In exchange, MD America had the opportunity to earn a working interest representing 50% of VOC Brazos’ interest in each MD Earning Well and up to a 50% interest in VOC Brazos’ acreage in the North Contract Area. After the MD Earning Wells were to be completed, MD America had the right to propose and drill up to three LWOS wells per year. MD America spudded the first MD Earning Well on November 20, 2018 and drilled and set production casing for the well; however, the well was not completed by MD America. No additional MD Earning Wells were drilled and the joint venture agreement expired. As a result, MD America did not earn any interest in the MD Earning Well or an interest in VOC Brazos’ acreage in the North Contract Area. VOC Brazos completed this well in 2021.
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
VOC Brazos expects to incur future development expenditures for the Texas underlying properties through December 31, 2026 of approximately $28.8 million to drill and complete four Hawkwood Development Wells and six non-joint venture agreement wells, all within the Woodbine Interval of the Kurten Woodbine Unit. Additionally, VOC Brazos expects to incur approximately $0.9 million to convert 19 horizontal wells from gas lift to rod pump. The trust will indirectly bear an 80% share of these development expenditures as described below.
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

Item 8.   Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Trustee and Unitholders
VOC Energy Trust
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the “Trust”) as of December 31, 2021 and 2020, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2021 and 2020, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2021, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
Basis of accounting
We draw attention to Note B of the financial statements, which describes the basis of accounting. The financial statements are prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
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
Oklahoma City, Oklahoma
March 17, 2022

VOC ENERGY TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2020	2021
ASSETS
Cash	$603,004	$287,204
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(122,182,408)	(124,873,620)
Total assets	$19,012,202	$16,005,190
TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2020 and 2021, respectively	$19,012,202	$16,005,190
STATEMENTS OF DISTRIBUTABLE INCOME
	Year Ended December 31,
	2019	2020	2021
Income from net profits interest	$12,661,799	$5,006,227	$9,302,296
Cash on hand used (withheld) for Trust expenses	34,033	(276,872)	315,800
General and administrative expenses(1)	(880,832)	(904,355)	(948,096)
Distributable income	$11,815,000	$3,825,000	$8,670,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at December 31, 2019, 2020 and 2021, respectively)	$0.695	$0.225	$0.510

(1)
Includes $75,995, $104,690 and $136,620 paid to VOC Brazos and $150,000, $150,000 and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2019, 2020 and 2021, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year Ended December 31,
	2019	2020	2021
Trust corpus, beginning of year	$70,013,155	$63,345,900	$19,012,202
Income from net profits interest	12,661,799	5,006,227	9,302,296
Cash distributions	(11,815,000)	(3,825,000)	(8,670,000)
Trust expenses	(880,832)	(904,355)	(948,096)
Amortization of net profits interest (includes impairment expense of $41,261,354 for the year ended December 31, 2020)	(6,633,222)	(44,610,570)	(2,691,212)
Trust corpus, end of year	$63,345,900	$19,012,202	$16,005,190
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
As of December 31, 2021, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 7.5 MMBoe of production from the underlying properties (which is the equivalent of 6.0 MMBoe (unaudited) in respect of the net profits interest).
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
No new accounting pronouncements have been adopted or issued during the year ended December 31, 2021 that would impact the financial statements of the Trust.
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
Based on the substantial decline of the oil future markets at March 31, 2020, the Trust determined that its aggregate value of the underlying properties was impaired, which resulted in an impairment expense of $41,261,354 during the quarter ended March 31, 2020. The impairment was charged directly to Trust corpus and did not affect distributable income. The Trust has determined that no additional impairment has been incurred since that date.

NOTE D — INCOME FROM NET PROFITS INTEREST
	Year Ended December 31,
	2019	2020	2021
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$15,827,249	$6,257,784	$11,627,869
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	12,661,799	5,006,227	9,302,296
Cash reserve(2)	0	0	0
Income from net profits interest	$12,661,799(3)	$5,006,227(4)	$9,302,296(5)

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2019, 2020 and 2021, respectively.

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

(5)
The income from the net profits interest for the year ended December 31, 2021 (consisting of VOC Brazos’ February, May, August and November 2021 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2020 through August 2021.

For the years ended December 31, 2019, 2020 and 2021, MV Purchasing, LLC, an affiliate of VOC Brazos and referred to as MV Purchasing, purchased 32%, 31% and 35%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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
Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 14, 2019	October 1, 2018 through December 31, 2018	$0.145	$2.465 million	$0	$2.465 million
May 15, 2019	January 1, 2019 through March 31, 2019	$0.16	$2.72 million	$0	$2.72 million
August 14, 2019	April 1, 2019 through June 30, 2019	$0.205	$3.485 million	$0	$3.485 million
November 14, 2019	July 1, 2019 through September 30, 2019	$0.185	$3.145 million	$0	$3.145 million
February 14, 2020	October 1, 2019 through December 31, 2019	$0.11	$1.87 million	$0	$1.87 million
May 15, 2020	January 1, 2020 through March 31, 2020	$0.03	$0.51 million	$0	$0.51 million
August 14, 2020	April 1, 2020 through June 30, 2020	$0.00	$(0.007 million)	$0.007 million	$0.00(2)
November 13, 2020	July 1, 2020 through September 30, 2020	$0.085	$1.452 million	$(0.007 million)	$1.445 million
February 12, 2021	October 1, 2020 through December 31, 2020	$0.03	$0.510 million	$0	$0.510 million
May 14, 2021	January 1, 2021 through March 31, 2021	$0.12	$2.040 million	$0	$2.040 million
August 13, 2021	April 1, 2021 through June 30, 2021	$0.16	$2.720 million	$0	$2.720 million
November 12, 2021	July 1, 2021 through September 30, 2021	$0.20	$3.400 million	$0	$3.400 million

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
Agreement with VOC Brazos.   In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2019, 2020 and 2021, $75,995 (representing three quarters), $104,690 (representing four quarters) and $136,620 (representing five quarters) respectively, was paid to VOC Brazos as administrative fees.
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
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2019, 2020 and 2021, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made, and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
In November 2021, the Trustee notified VOC Brazos that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee intends to withhold a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve to approximately $1.175 million. This amount is in addition to the letter of credit in the amount of $1.7 million provided to the Trustee by VOC Brazos to protect the Trust against the risk that it does not have sufficient cash to pay future expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

NOTE I — OTHER EVENTS
Subsequent event
On January 20, 2022, the Trust announced a Trust distribution to unitholders of record on February 1, 2022 of $4,250,000, or $0.25 per unit, which was paid on February 14, 2022. Such distribution consisted of the net proceeds of production collected by VOC Brazos from October 1, 2021 through December 31, 2021 and was net of $182,917 withheld for the $1.175 million cash reserve.
NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2019, 2020 and 2021 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2019, 2020 and 2021 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2018	4,389,060	2,278,521	4,768,812
Revisions of previous estimates	263,151	(40,546)	256,393
Production	(489,538)	(286,688)	(537,319)
Balance at December 31, 2019	4,162,673	1,951,287	4,487,886
Revisions of previous estimates	(1,310,389)	363,950	(1,249,731)
Production	(433,555)	(290,246)	(481,929)
Balance at December 31, 2020	2,418,729	2,024,991	2,756,226
Revisions of previous estimates	1,253,176	439,848	1,326,484
Production	(423,320)	(266,388)	(467,718)
Balance at December 31, 2021	3,248,585	2,198,451	3,614,992
Proved developed reserves
December 31, 2018	3,417,252	1,574,826	3,679,721
December 31, 2019	3,178,009	1,561,446	3,438,250
December 31, 2020	1,948,646	1,557,190	2,208,178
December 31, 2021	2,421,006	1,427,988	2,659,004
Proved undeveloped reserves
December 31, 2018	971,808	703,695	1,089,091
Proved undeveloped reserves converted to proved developed by drilling	(165,102)	0	(165,102)
Additional proved undeveloped reserves added	400,768	0	400,768
Revisions of previous estimates	(222,810)	(313,854)	(275,121)
December 31, 2019	984,664	389,841	1,049,636
Revisions of previous estimates	(514,581)	77,960	(501,588)
December 31, 2020	470,083	467,801	548,048
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	142,948	67,971	154,277
Revisions of previous estimates	214,548	234,691	253,663
December 31, 2021	827,579	770,463	955,988
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
The Trust recognized net increases in reserves for its share of VOC Brazos’ total during 2021. This increase was primarily the result of net positive revisions due to increases in realized prices during 2021, including additional net proved undeveloped reserve locations of 127,130 Boe due to changes in a previously adopted development plan, offset by production of properties of 467,718 Boe.
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2019, 2020 and 2021.
	2019	2020	2021
Future cash inflows	$224,171,275	$91,076,687	$212,513,400
Future costs
Production	(102,515,687)	(51,266,008)	(89,189,706)
Development	(26,173,044)	(12,116,113)	(24,548,756)
Future net cash flows	95,482,544	27,694,566	98,774,938
Less 10% discount factor	(33,353,400)	(10,214,536)	(31,156,732)
Standardized measure of discounted future net cash flows	$62,129,144	$17,480,030	$67,618,206
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2019	2020	2021
Standardized measure at beginning of year	$94,150,450	$62,129,144	$17,480,030
Net proceeds to the Trust	(12,661,799)	(5,006,227)	(9,302,296)
Net changes in price and production costs	(22,184,499)	(32,370,351)	35,189,711
Changes in estimated future development costs	(6,456,104)	7,551,718	(10,644,520)
Development costs incurred during the year	431,120	4,283,614	1,543,377
Revisions of quantity estimates	5,202,758	(15,274,648)	32,683,902
Accretion of discount	9,415,045	6,212,914	1,748,003
Changes in production rates, timing and other	(5,767,827)	(10,046,134)	(1,080,001)
Standardized measure at end of year	$62,129,144	$17,480,030	$67,618,206
The average, first-day-of-the-month price during the 12-month period for 2019, 2020 and 2021used in determining future net revenues related to the standardized measure calculation are as follows:
	2019	2020	2021
Oil (per Bbl)	$52.94	$36.48	$63.32
Gas (per Mcf)	$1.90	$0.97	$2.56
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
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2021, there has been no change in the trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee’s internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.
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
As of December 31, 2021, the trustee assessed the effectiveness of the trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.
Item 9B.   Other Information.
None.
Item 9C.   Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
Item 11.   Executive Compensation.
During the years ended December 31, 2019, 2020 and 2021, the trustee received compensation from the trust in the amount of $150,000 for each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
(a)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 17, 2022 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Robert J. Raymond(3)	1,856,962	10.9%

(1)
Based on 17,000,000 trust units outstanding as of March 17, 2022.

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
Administrative Services Agreement
The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee is payable in equal quarterly installments and increases by 4% each year. For 2019, 2020 and 2021, $75,995 (representing three quarters), $104,690 (representing four quarters)and $136,620 (representing five quarters), respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.
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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust’s financial statements for 2020 and 2021 and fees billed for other services rendered by Grant Thornton LLP.
	2020	2021
Audit fees	$220,500	$227,930
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$220,500	$227,930

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
March 17, 2022
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