Form 10-Q
period 2022-03-31
VOC Energy Trust
filed 2022-05-10
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2022

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

As of May 10, 2022, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2022	2021
Income from net profits interest	$4,712,186	$555,693
Cash on hand used (withheld) for Trust expenses	(88,421)	350,706
General and administrative expenses (1)	(373,765)	(396,399)
Distributable income	$4,250,000	$510,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at March 31, 2022 and 2021)	$0.25	$0.03

(1)	Includes $27,750 and $26,685 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended March 31, 2022 and 2021, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended March 31, 2022 and 2021.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$375,625	$287,204
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(125,372,493)	(124,873,620)
Total assets	$15,594,738	$16,005,190

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at March 31, 2022 and December 31, 2021	$15,594,738	$16,005,190

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2022	2021
Trust corpus, beginning of period	$16,005,190	$19,012,202
Income from net profits interest	4,712,186	555,693
Cash distribution	(4,250,000)	(510,000)
Trust expenses	(373,765)	(396,399)
Amortization of net profits interest	(498,873)	(769,431)
Trust corpus, end of period	$15,594,738	$17,892,065

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

The Trust was created to acquire and hold a term net profits interest representing the right to receive 80% of the net proceeds (calculated as described below in Note 5) from production from the underlying properties (as defined below). The net profits interest consists of working interests in substantially all of the oil and natural gas properties held by VOC Brazos and VOC Kansas in the States of Kansas and Texas as of the date of the conveyance of the net profits interest to the Trust. We refer to the properties in which the Trust holds the net profits interest as the “underlying properties.”

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

As of March 31, 2022, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 7.7 MMBoe of production from the underlying properties (which is the equivalent of 6.2 MMBoe (unaudited) in respect of the net profits interest).

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

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended March 31, 2022 or 2021.

No new accounting pronouncements were adopted or issued during the quarter ended March 31, 2022 that would impact the financial statements of the Trust.

Note 4.	Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.	Income from Net Profits Interest

	Three months ended March 31,
	2022	2021
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$5,890,233	$694,616
Times 80% net profits interest to Trust	80%	80%
Income from net profits interest before reserve adjustments	4,712,186	555,693
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	–	–
Income from net profits interest(3)	$4,712,186	$555,693

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended March 31, 2022 and 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at March 31, 2022 and 2021, respectively.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended March 31, 2022 substantially represents production by VOC Brazos from September 2021 through November 2021. The cash received by the Trust during the three months ended March 31, 2021 substantially represents production by VOC Brazos from September 2020 through November 2020.

For the three months ended March 31, 2022 and 2021, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 6.	Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7.	Distributions to Unitholders

VOC Brazos makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. The Trustee intends to build a reserve of approximately $1.175 million for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

The first quarterly distribution during 2022 was $4,250,000, or $0.25 per Trust Unit, and was made on February 14, 2022 to Trust unitholders owning Trust Units as of February 1, 2022. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2021 through December 31, 2021 and was net of $182,917 withheld by the Trustee towards the building of the cash reserve described above.

The first quarterly distribution during 2021 was $510,000, or $0.03 per Trust Unit, and was made on February 12, 2021 to Trust unitholders owning Trust Units as of February 1, 2021. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2020 through December 31, 2020.

Note 8.	Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2022 and 2021, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.	Subsequent Events

On April 20, 2022, the Trust announced a Trust distribution of net profits for the first quarterly payment period ended March 31, 2022. Unitholders of record on May 2, 2022 will receive a distribution amounting to $4,760,000, or $0.28 per Trust Unit, which will be paid on May 13, 2022. Such distribution is net of $182,917 withheld by the Trustee towards the building of the cash reserve described in Note 7.

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

Results of Operations

Results of Operations for the Quarters Ended March 31, 2022 and 2021

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2022 and 2021 consisting of the January distribution for each respective year:

	Three months ended March 31,
	2022	2021
Sales volumes:
Oil (Bbl)	135,762	136,583
Natural gas (Mcf)	84,632	95,986
Total (BOE)	149,867	152,581
Average sales prices:
Oil (per Bbl)	$73.79	$36.26
Natural gas (per Mcf)	$5.78	$2.07
Gross proceeds:
Oil sales	$10,017,815	$4,952,685
Natural gas sales	489,251	199,136
Total gross proceeds	10,507,066	5,151,821
Costs:
Production and development costs:
Lease operating expenses	3,458,894	2,691,487
Production and property taxes	665,791	751,557
Development expenses	492,148	1,014,161
Total costs	4,616,833	4,457,205

Excess of revenues over direct operating expenses and lease equipment and development costs	5,890,233	694,616
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	4,712,186	555,693
VOC Brazos reserve for future development, maintenance or operating expenditures	–	–
Income from net profits interest	$4,712,186	$555,693

The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2022 substantially represents the production by VOC Brazos from September 2021 through November 2021. The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2021 substantially represents the production by VOC Brazos from September 2020 through November 2020. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $10,507,066 for the three months ended March 31, 2022, an increase of $5,355,245 or 103.9% from $5,151,821 for the three months ended March 31, 2021. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to increases in market prices for oil and natural gas, partially offset by decreases in oil and natural gas sales volumes during the first quarter of 2022. During the three months ended March 31, 2022, the average price for oil increased 103.5% to $73.79 per Bbl and the average price for natural gas increased 179.2% to $5.78 per Mcf. During the three months ended March 31, 2022, oil sales volumes were 135,762 Bbls for the three months ended March 31, 2022, a decrease of 821 Bbls or 0.6% from 136,583 Bbls for the three months ended March 31, 2021, while natural gas sales volumes were 84,632 Mcf, a decrease of 11,354 Mcf or 11.8% from 95,986 Mcf for the same period in 2021.

Costs. Lease operating expenses were $3,458,894 for the three months ended March 31, 2022, an increase of $767,407 or 28.5% from $2,691,487 for the three months ended March 31, 2021. Production and property taxes were $665,791 for the three months ended March 31, 2022, a decrease of $85,766 or 11.4% from $751,557 for the same period in 2021. Such decrease is primarily due to a $157,275 or 110.1% increase in production taxes due to higher sales prices offset by a decrease in property taxes of $243,041 or 39.9%. Development expenses were $492,148 for the three months ended March 31, 2022, a decrease of $522,013 or 51.5% from $1,014,161 for the same period in 2021. Such decrease was primarily due to decreased development expenses during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $5,890,233 for the three months ended March 31, 2022, an increase of $5,195,617 or 748.0% from $694,616 for the three months ended March 31, 2021. The Trust’s 80% net profits interest of these totals were $4,712,186 and $555,693, respectively. During the three months ended March 31, 2022 and 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $4,712,186 and $555,693 for such periods, respectively. These amounts were reduced by a Trust holdback for current estimated expenses of $279,269 and $45,693 for the three months ended March 31, 2022 and 2021, respectively, and a Trust holdback for future estimated expenses of $182,917 for the three months ended March 31, 2022. The Trustee paid general and administrative expenses of $373,765 for the three months ended March 31, 2022, a decrease of $22,634 from $396,399 for the three months ended March 31, 2021. This decrease was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended March 31, 2022 of $4,250,000, an increase of $3,740,000 from $510,000 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of March 31, 2022, $375,625 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three months ended March 31, 2022 and 2021, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

In November 2021, the Trustee notified VOC Brazos that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee intends to withhold a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve to approximately $1.175 million. This amount is in addition to the $1.7 million letter of credit described above. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. The Trustee elected to withhold $182,917 from the proceeds otherwise available for distribution through March 31, 2022 towards the building of the cash reserve described above.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at March 31, 2022 and 2021, respectively.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2022, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: May 10, 2022

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