Form 10-Q
period 2022-06-30
VOC Energy Trust
filed 2022-08-09
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2022

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

As of August 9, 2022, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income from net profits interest	$5,183,181	$2,332,980	$9,895,367	$2,888,673
Cash on hand used (withheld) for Trust expenses	(185,982)	(127,534)	(274,403)	223,172
General and administrative expenses (1)	(237,199)	(165,446)	(610,964)	(561,845)
Distributable income	$4,760,000	$2,040,000	$9,010,000	$2,550,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2022 and 2021)	$0.28	$0.12	$0.53	$0.15

(1)	Includes $28,860 and $27,750 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2022 and 2021, respectively, and $56,610 and $54,435 during the six months ended June 30, 2022 and 2021, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended June 30, 2022 and 2021 and $75,000 during each of the six-month periods ended June 30, 2022 and 2021.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$561,607	$287,204
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(125,833,008)	(124,873,620)
Total assets	$15,320,205	$16,005,190

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2022 and December 31, 2021	$15,320,205	$16,005,190

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$15,594,738	$17,892,065	$16,005,190	$19,012,202
Income from net profits interest	5,183,181	2,332,980	9,895,367	2,888,673
Cash distributions	(4,760,000)	(2,040,000)	(9,010,000)	(2,550,000)
Trust expenses	(237,199)	(165,446)	(610,964)	(561,845)
Amortization of net profits interest	(460,515)	(685,199)	(959,388)	(1,454,630)
Trust corpus, end of period	$15,320,205	$17,334,400	$15,320,205	$17,334,400

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

As of June 30, 2022, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 7.8 MMBoe of production from the underlying properties (which is the equivalent of 6.3 MMBoe (unaudited) in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2022 and for the three- and six-month periods ended June 30, 2022 and June 30, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended June 30, 2022 or 2021.

No new accounting pronouncements were adopted or issued during the quarter ended June 30, 2022 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$6,478,976	$2,916,225	$12,369,209	$3,610,841
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	5,183,181	2,332,980	9,895,367	2,888,673
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	0	0	0	0
Income from net profits interest(3)	$5,183,181	$2,332,980	$9,895,367	$2,888,673

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the December through February production periods for the three months ended June 30 and during each of the September through February production periods for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended June 30, 2022 and 2021, and the six months ended June 30, 2022 and 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1,000,000 at June 30, 2022 and 2021.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2022 substantially represents production by VOC Brazos from December 2021 through February 2022, and the cash received by the Trust during the three months ended June 30, 2021 substantially represents production by VOC Brazos from December 2020 through February 2021. The cash received by the Trust during the six months ended June 30, 2022 substantially represents production by VOC Brazos from September 2021 through February 2022, and the cash received by the Trust during the six months ended June 30, 2021 substantially represents production by VOC Brazos from September 2020 through February 2021.

For the three and six months ended June 30, 2022 and 2021, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 6. Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7. Distributions to Unitholders

VOC Brazos makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. As previously disclosed, the Trustee intends to build a reserve of approximately $1.175 million for the payment of future known, anticipated or contingent expenses or liabilities. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

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

The second quarterly distribution during 2022 was $4,760,000, or $0.28 per Trust Unit, and was made on May 13, 2022 to Trust unitholders owning Trust Units as of May 2, 2022. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2022 through March 31, 2022 and was net of $182,917 withheld by the Trustee towards the building of the cash reserve described above.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2022 and 2021, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On July 20, 2022, the Trust announced a Trust distribution of net profits for the second quarterly payment period ended June 30, 2022. Unitholders of record on August 1, 2022 will receive a distribution amounting to $6,460,000, or $0.38 per Trust Unit, which will be paid on August 12, 2022. Such distribution is net of $221,666 withheld by the Trustee towards the building of the cash reserve described in Note 7.

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

Results of Operations

Results of Operations for the Quarters Ended June 30, 2022 and 2021

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2022 and 2021 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2022	2021
Sales volumes:
Oil (Bbl)	124,939	121,019
Natural gas (Mcf)	80,423	89,151
Total (BOE)	138,343	135,878
Average sales prices:
Oil (per Bbl)	$78.89	$48.53
Natural gas (per Mcf)	$6.44	$2.81
Gross proceeds:
Oil sales	$9,856,344	$5,872,798
Natural gas sales	518,215	250,209
Total gross proceeds	10,374,559	6,123,007
Costs:
Production and development costs:
Lease operating expenses	3,246,529	2,803,042
Production and property taxes	318,419	120,097
Development expenses	330,635	283,643
Total costs	3,895,583	3,206,782

Excess of revenues over direct operating expenses and lease equipment and development costs	6,478,976	2,916,225
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	5,183,181	2,332,980
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$5,183,181	$2,332,980

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2022 substantially represents the production by VOC Brazos from December 2021 through February 2022. The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2021 substantially represents the production by VOC Brazos from December 2020 through February 2021. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $10,374,559 for the three months ended June 30, 2022, an increase of $4,251,552 or 69.4% from $6,123,007 for the three months ended June 30, 2021. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to increases in market prices for oil and natural gas and an increase in oil sales volumes, partially offset by a decrease in natural gas sales volumes during the second quarter of 2022. During the three months ended June 30, 2022, the average price for oil increased 62.6% to $78.89 per Bbl and the average price for natural gas increased 129.2% to $6.44 per Mcf. Oil sales volumes were 124,939 Bbls for the three months ended June 30, 2022, an increase of 3,920 Bbls or 3.2% from 121,019 Bbls for the three months ended June 30, 2021, while natural gas sales volumes were 80,423 Mcf, a decrease of 8,728 Mcf or 9.8% from 89,151 Mcf for the same period in 2021.

Costs. Lease operating expenses were $3,246,529 for the three months ended June 30, 2022, an increase of $443,487 or 15.8% from $2,803,042 for the three months ended June 30, 2021. Production and property taxes were $318,419 for the three months ended June 30, 2022, an increase of $198,322 or 165.1% from $120,097 for the same period in 2021. Such increase is the result of an increase of $185,579 in production taxes primarily due to higher sales prices and a $12,743 increase in property taxes. Development expenses were $330,635 for the three months ended June 30, 2022, an increase of $46,992 or 16.6% from $283,643 for the same period in 2021. Such increase was primarily due to increased development expenses during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $6,478,976 for the three months ended June 30, 2022, an increase of $3,562,751 or 122.2% from $2,916,225 for the three months ended June 30, 2021. The Trust’s 80% net profits interest of these totals was $5,183,181 and $2,332,980, respectively. During the three months ended June 30, 2022 and 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $5,183,181 and $2,332,980 for such periods, respectively. These amounts were reduced by a Trust holdback for current estimated expenses of $240,264 and $292,980 for the three months ended June 30, 2022 and 2021, respectively, and a Trust holdback for future estimated expenses of $182,917 for the three months ended June 30, 2022. The Trustee paid general and administrative expenses of $237,199 for the three months ended June 30, 2022, an increase of $71,753 from $165,446 for the three months ended June 30, 2021. This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended June 30, 2022 of $4,760,000, an increase of $2,720,000 from $2,040,000 for the three months ended June 30, 2021.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2022 and 2021 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2022	2021
Sales volumes:
Oil (Bbl)	260,701	257,602
Natural gas (Mcf)	165,055	185,137
Total (BOE)	288,210	288,458
Average sales prices:
Oil (per Bbl)	$76.23	$42.02
Natural gas (per Mcf)	$6.10	$2.43
Gross proceeds:
Oil sales	$19,874,159	$10,825,483
Natural gas sales	1,007,466	449,345
Total gross proceeds	20,881,625	11,274,828
Costs:
Production and development costs:
Lease operating expenses	6,705,423	5,494,529
Production and property taxes	984,210	871,654
Development expenses	822,783	1,297,804
Total costs	8,512,416	7,663,987

Excess of revenues over direct operating expenses and lease equipment and development costs	12,369,209	3,610,841
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	9,895,367	2,888,673
VOC Brazos reserve for future development, maintenance or operating expenditures	0	0
Income from net profits interest	$9,895,367	$2,888,673

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2022 substantially represents the production by VOC Brazos from September 2021 through February 2022.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2021 substantially represents the production by VOC Brazos from September 2020 through February 2021. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $20,881,625 for the six months ended June 30, 2022, an increase of $9,606,797 or 85.2% from $11,274,828 for the six months ended June 30, 2021.  Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to increases in market prices for oil and natural gas and an increase in oil sales volumes, partially offset by a decrease in natural gas sales volumes during the six months ended June 30, 2022. During the six months ended June 30, 2022, the average price for oil increased 81.4% to $76.23 per Bbl and the average price for natural gas increased 151.0% to $6.10 per Mcf. Oil sales volumes were 260,701 Bbls for the six months ended June 30, 2022, an increase of 3,099 Bbls or 1.2% from 257,602 Bbls for the six months ended June 30, 2021, while natural gas sales volumes were 165,055 Mcf, a decrease of 20,082 Mcf or 10.8% from 185,137 Mcf for the same period in 2021.

Costs.  Lease operating expenses were $6,705,423 for the six months ended June 30, 2022, an increase of $1,210,894 or 22.0% from $5,494,529 for the six months ended June 30, 2021. Production and property taxes were $984,210 for the six months ended June 30, 2022, an increase of $112,556 or 12.9% from $871,654 for the six months ended June 30, 2021. Such increase is the result of an increase of $342,854 in production taxes primarily due to higher sales prices offset by a $230,298 decrease in property taxes. Development expenses were $822,783 for the six months ended June 30, 2022, a decrease of $475,021 or 11.1% from $1,297,804 for the same period in 2021. Such decrease was primarily due to decreased development expenses during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $12,369,209 for the six months ended June 30, 2022, an increase of $8,758,368 or 242.6% from $3,610,841 for the six months ended June 30, 2021. The Trust’s 80% net profits interest of these totals was $9,895,367 and $2,888,673, respectively. During the six months ended June 30, 2022 and 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $9,895,367 and $2,888,673 for such periods, respectively.  These amounts were reduced by a Trust holdback for current estimated expenses of $519,533 and $338,673 for the six months ended June 30, 2022 and 2021, respectively, and a Trust holdback for future estimated expenses of $365,834 for the six months ended June 30, 2022. The Trustee paid general and administrative expenses of $610,964 for the six months ended June 30, 2022, an increase of $49,119 from $561,845 for the six months ended June 30, 2021. This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income of $9,010,000 for the six months ended June 30, 2022 and $2,550,000 for the six months ended June 30, 2021.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2022, $561,607 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2022 and 2021, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

In November 2021, the Trustee notified VOC Brazos that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee intends to withhold a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve to approximately $1.175 million. This amount is in addition to the $1.7 million letter of credit described above. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. The Trustee elected to withhold $365,834 from the proceeds otherwise available for distribution through June 30, 2022 towards the building of the cash reserve described above.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at June 30, 2022 and 2021.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2022, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: August 9, 2022

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