Form 10-Q
period 2022-09-30
VOC Energy Trust
filed 2022-11-10
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2022

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

As of November 10, 2022, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income from net profits interest	$6,897,212	$2,843,473	$16,792,579	$5,732,146
Cash on hand used (withheld) for Trust expenses	(275,888)	51,030	(550,291)	274,202
General and administrative expenses (1)	(161,324)	(174,503)	(772,288)	(736,348)
Distributable income	$6,460,000	$2,720,000	$15,470,000	$5,270,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2022 and 2021)	$0.38	$0.16	$0.91	$0.31

(1)	Includes $28,860 and $54,435 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2022 and 2021, respectively, and $85,470 and $108,870 during the nine months ended September 30, 2022 and 2021, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2022 and 2021 and $112,500 during each of the nine months ended September 30, 2022 and 2021, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$837,495	$287,204
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(126,310,301)	(124,873,620)
Total assets	$15,118,800	$16,005,190

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2022 and December 31, 2021	$15,118,800	$16,005,190

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$15,320,205	$17,334,400	$16,005,190	$19,012,202
Income from net profits interest	6,897,212	2,843,473	16,792,579	5,732,146
Cash distributions	(6,460,000)	(2,720,000)	(15,470,000)	(5,270,000)
Trust expenses	(161,324)	(174,503)	(772,288)	(736,348)
Amortization of net profits interest	(477,293)	(715,754)	(1,436,681)	(2,170,384)
Trust corpus, end of period	$15,118,800	$16,567,616	$15,118,800	$16,567,616

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

As of September 30, 2022, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 8.0 MMBoe of production from the underlying properties (which is the equivalent of 6.4 MMBoe in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2022 and for the three- and nine-month periods ended September 30, 2022 and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended September 30, 2022 or 2021.

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2022 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$8,621,515	$3,554,341	$20,990,724	$7,165,182
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	6,897,212	2,843,473	16,792,579	5,732,146
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	—	—	—
Income from net profits interest(3)	$6,897,212	$2,843,473	$16,792,579	$5,732,146

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the March through May production periods for the three months ended September 30 and during each of the September through May production periods for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022 and 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at September 30, 2022 and 2021.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2022 substantially represents production by VOC Brazos from March 2022 through May 2022, and the cash received by the Trust during the three months ended September 30, 2021 substantially represents production by VOC Brazos from March 2021 through May 2021. The cash received by the Trust during the nine months ended September 30, 2022 substantially represents production by VOC Brazos from September 2021 through May 2022 and the cash received by the Trust during the nine months ended September 30, 2021 substantially represents production by VOC Brazos from September 2020 through May 2021.

For the three and nine months ended September 30, 2022 and 2021, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The third quarterly distribution during 2022 was $6,460,000, or $0.38 per Trust Unit, and was made on August 12, 2022 to Trust unitholders owning Trust Units as of August 1, 2022. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2022 through June 30, 2022 and was net of $221,666 withheld by the Trustee towards the building of the cash reserve described above.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2022 and 2021, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On October 20, 2022, the Trust announced a Trust distribution of net profits for the fourth quarterly distribution during 2022. Unitholders of record on October 31, 2022 will receive a distribution amounting to $6,205,000, or $0.365 per Trust Unit, which will be paid on November 14, 2022. Such distribution is net of $356,470 withheld by the Trustee towards the building of the cash reserve described in Note 7.

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

Results of Operations

Results of Operations for the Quarters Ended September 30, 2022 and 2021

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2022 and 2021 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2022	2021
Sales volumes:
Oil (Bbl)	131,018	128,814
Natural gas (Mcf)	74,199	78,734
Total (BOE)	143,385	141,936
Average sales prices:
Oil (per Bbl)	$104.64	$59.62
Natural gas (per Mcf)	$6.65	$3.29
Gross proceeds:
Oil sales	$13,709,782	$7,679,568
Natural gas sales	493,468	258,788
Total gross proceeds	14,203,250	7,938,356
Costs:
Production and development costs:
Lease operating expenses	3,851,595	3,069,270
Production and property taxes	645,568	608,076
Development expenses	1,084,572	706,669
Total costs	5,581,735	4,384,015

Excess of revenues over direct operating expenses and lease equipment and development costs	8,621,515	3,554,341
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	6,897,212	2,843,473
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$6,897,212	$2,843,473

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2022 substantially represents the production by VOC Brazos from March 2022 through May 2022. The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2021 substantially represents the production by VOC Brazos from March 2021 through May 2021. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $14,203,250 for the three months ended September 30, 2022, an increase of $6,264,894 or 78.9% from $7,938,356 for the three months ended September 30, 2021. Revenues are a function of oil and natural gas sales volumes and prices received. The increase in gross proceeds was due to an increase in oil sales volumes and increases in market prices for oil and natural gas sales, partially offset by a decrease in natural gas sales volumes during the third quarter of 2022. During the three months ended September 30, 2022, the average price for oil increased 75.5% to $104.64 per Bbl and the average price for natural gas increased 102.1% to $6.65 per Mcf. Oil sales volumes were 131,018 Bbls for the three months ended September 30, 2022, an increase of 2,204 Bbls or 1.7% from 128,814 Bbls for the three months ended September 30, 2021, while natural gas sales volumes were 74,199 Mcf, a decrease of 4,535 Mcf or 5.8% from 78,734 Mcf for the same period in 2021.

Costs. Lease operating expenses were $3,851,595 for the three months ended September 30, 2022, an increase of $782,325 or 25.5% from $3,069,270 for the three months ended September 30, 2021. Production and property taxes were $645,568 for the three months ended September 30, 2022, an increase of $37,492 or 6.2% from $608,076 for the same period in 2021. Such increase is the result of an increase of $196,853 or 101.9% in production taxes due primarily to higher sales volumes for oil and higher sales prices for oil and natural gas partially offset by a decrease of $159,361 or 38.4% in property taxes resulting primarily from a timing difference as to when payments are normally made. Development expenses were $1,084,572 for the three months ended September 30, 2022, an increase of $377,903 or 53.5% from $706,669 for the same period in 2021. Such increase was primarily due to an increase in drilling activity and development expenses, which included drilling costs associated with two horizontal wells in Texas during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $8,621,515 for the three months ended September 30, 2022, an increase of $5,067,174 or 142.6 % from $3,554,341 for the three months ended September 30, 2021. The Trust’s 80% net profits interest of these totals was $6,897,212 and $2,843,473, respectively. During the three months ended September 30, 2022 and 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $6,897,212 and $2,843,473 for such periods, respectively. These amounts were reduced by a Trust holdback for current estimated expenses of $215,546 and $123,473 for the three months ended September 30, 2022 and 2021, respectively, and a Trust holdback for future estimated expenses of $221,666 for the three months ended September 30, 2022. The Trustee paid general and administrative expenses of $161,324 for the three months ended September 30, 2022, a decrease of $13,179 from $174,503 for the three months ended September 30, 2021. This decrease was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended September 30, 2022 of $6,460,000, an increase of $3,740,000 from $2,720,000 for the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2022 and 2021 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2022	2021
Sales volumes:
Oil (Bbl)	391,719	386,416
Natural gas (Mcf)	239,254	263,871
Total (BOE)	431,595	430,395
Average sales prices:
Oil (per Bbl)	$85.73	$47.89
Natural gas (per Mcf)	$6.27	$2.68
Gross proceeds:
Oil sales	$33,583,941	$18,505,051
Natural gas sales	1,500,934	708,133
Total gross proceeds	35,084,875	19,213,184
Costs:
Production and development costs:
Lease operating expenses	10,557,018	8,563,799
Production and property taxes	1,629,778	1,479,730
Development expenses	1,907,355	2,004,473
Total costs	14,094,151	12,048,002

Excess of revenues over direct operating expenses and lease equipment and development costs	20,990,724	7,165,182
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	16,792,579	5,732,146
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$16,792,579	$5,732,146

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2022 substantially represents the production by VOC Brazos from September 2021 through May 2022. The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2021 substantially represents the production by VOC Brazos from September 2020 through May 2021. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $35,084,875 for the nine months ended September 30, 2022, an increase of $15,871,691 or 82.6% from $19,213,184 for the nine months ended September 30, 2021. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to increases in market prices for oil and natural gas and an increase in oil sales volumes, partially offset by a decrease in natural gas sales volumes during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the average price for oil increased 79.0% to $85.73 per Bbl and the average price for natural gas increased 134.0% to $6.27 per Mcf. Oil sales volumes were 391,719 Bbls for the nine months ended September 30, 2022, an increase of 5,303 Bbls or 1.4% from 386,416 Bbls for the nine months ended September 30, 2021, while natural gas sales volumes were 239,254 Mcf, a decrease of 24,617 Mcf or 9.3% from 263,871 Mcf for the same period in 2021.

Costs.  Lease operating expenses were $10,557,018 for the nine months ended September 30, 2022, an increase of $1,993,219 or 23.3% from $8,563,799 for the nine months ended September 30, 2021. Production and property taxes were $1,629,778 for the nine months ended September 30, 2022, an increase of $150,048 or 10.1% from $1,479,730 for the nine months ended September 30, 2021. Such increase is primarily due to an increase of $124,776 or 14.4% in production taxes due primarily to higher sales volumes for oil and higher sales prices for oil and natural gas along with an increase of $25,272 or 4.1% in property taxes. Development expenses were $1,907,355 for the nine months ended September 30, 2022, a decrease of $97,118 or 4.8% from $2,004,473 for the same period in 2021. Such decrease was primarily due to decreased development expenses during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $20,990,724 for the nine months ended September 30, 2022, an increase of $13,825,542 or 193.0% from $7,165,182 for the nine months ended September 30, 2021. The Trust’s 80% net profits interest of these totals was $16,792,579 and $5,732,146, respectively. During the nine months ended September 30, 2022 and 2021, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $16,792,579 and $5,732,146 for such periods, respectively. These amounts were reduced by a Trust holdback for current estimated expenses of $735,079 and $462,146 for the nine months ended September 30, 2022 and 2021, respectively, and a Trust holdback for future estimated expenses of $587,500 for the nine months ended September 30, 2022. The Trustee paid general and administrative expenses of $772,288 for the nine months ended September 30, 2022, an increase of $35,940 from $736,348 for the nine months ended September 30, 2021. This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income of $15,470,000 for the nine months ended September 30, 2022 and $5,270,000 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2022, $837,495 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2022 and 2021, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

As previously disclosed, the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities. The Trustee intends to withhold a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve to approximately $1.175 million. This amount is in addition to the $1.7 million letter of credit described above. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. The Trustee elected to withhold $587,500 from the proceeds otherwise available for distribution through September 30, 2022 towards the building of the cash reserve described above.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1.0 million at September 30, 2022 and 2021.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2022, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 10, 2022

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