Form 10-K
period 2022-12-31
VOC Energy Trust
filed 2023-03-16
CIK 1505413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $6.49 on June 30, 2022, was approximately $82,732,898.
As of March 16, 2023, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, which we refer to herein as this “Form 10-K,” contains forward looking statements about VOC Brazos Energy Partners, L.P., a Texas limited partnership, which we refer to herein as “VOC Brazos,” and VOC Energy Trust, which we refer to herein as the “trust,” that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to herein as the “Exchange Act”. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Business” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of VOC Brazos and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.
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

•
the impact of the COVID-19 pandemic and the measures implemented to contain it;

•
the actions of the Organization of Petroleum Exporting Countries (“OPEC”);

•
the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may have on the global oil and natural gas markets;

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
a.
Future cash inflows.   These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2020, 2021 and 2022 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

PART I
Item 1.   Business.
General
VOC Energy Trust, which we refer to herein as the “trust,” was formed in November 2010 by VOC Brazos Energy Partners, L.P., which we refer to herein as “VOC Brazos.” Much of the information disclosed herein has been provided to the trust by VOC Brazos, including information associated with the underlying properties such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.
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
The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to herein as the “SEC.” Electronic filings by the trust with the SEC are available free of charge through the SEC’s website at www.sec.gov and at http://voc.q4web.com/home/default.aspx.
On May 10, 2011, VOC Brazos and the trust completed an initial public offering of units of beneficial interest in the trust, which are referred to herein as the “trust units.” In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the trust, which entitles the trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011, which is referred herein as the “net profits interest.” VOC Brazos’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to herein as the “underlying properties.” As of December 31, 2022, the underlying properties included interests in 739 gross (454.6 net) producing wells and included 81,095 gross (50,310.7 net) acres. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2022, cumulatively, since inception, the trust has received payment for approximately 6.5 MMBoe of the trust’s 8.5 MMBoe interest.
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

•
property and production taxes;

•
development expenses;

•
lease operating expenses; and

•
administrative expenses of the trust.

The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the trust are managed by the trustee, and neither VOC Brazos nor any of its affiliates has the ability to manage or influence the operations of the trust. Vess Oil Corporation, which we refer to herein as “Vess Oil,” L.D. Drilling, Inc. and Davis Petroleum, Inc., which are collectively referred to herein as the “VOC Operators,” are currently the operator or contract operator of substantially all of the underlying properties. Effective September 1, 2022, Vess Oil took over, from Davis Petroleum, Inc., operations of the underlying properties in which VOC Brazos had an ownership interest. VOC Brazos does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the underlying properties.
Description of the Trust Units
Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 17,000,000 trust units outstanding as of March 16, 2023.
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
Duration of the Trust; Sale of the Net Profits Interest
The trust will remain in existence until shortly after the liquidation date, which is the later to occur of (1) December 31, 2030 or (2) the time when 10.6 MMBoe (which is the equivalent of 8.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) have been produced and sold. The net profits interest will terminate on the liquidation date, at which point the trust will dissolve and commence winding up its business and affairs.
The trust will dissolve and commence winding up its business and affairs prior to the liquidation date if:
•
the trust sells the net profits interest;

•
annual cash proceeds received by the trust attributable to the net profits interest are less than $1 million for each of two consecutive years;

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
During each twelve-month period beginning on the later to occur of (1) December 31, 2027 and (2) the time when 9.8 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 7.8 MMBoe in respect of the net profits interest), which we refer to herein, in either case, as the “Capital Expenditure Limitation Date,” the sum of the development expenditures and amounts reserved for approved development expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The “Average Annual Capital Expenditure Amount” means the quotient of (x) the sum of the development expenditures and amounts reserved for approved development expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.
As is customary in the oil and natural gas industry, VOC Brazos pays an overhead fee to the VOC Operators to operate the underlying properties on behalf of VOC Brazos. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $1.7 million paid to the VOC Operators in 2020, $1.8 million paid in 2021, and $1.8 million paid in 2022 for all of the underlying properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index (“OAI”) published by the Council of Petroleum Accountants Society (“COPAS”) for that year.
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
Federal Income Tax Matters
The following is a summary of certain U.S. federal income tax matters that may be relevant to trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to herein as the “Code,” existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the trust or the trust unitholders.
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
Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2022 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet, when available, can be obtained at https://voc.q4web.com/home/default.aspx.
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
In general, the producing wells included in the underlying properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the underlying properties is expected to decline at an average annual rate of 6.1% over the next 20 years assuming no additional development drilling or other development expenditures are made on the underlying properties after 2027. VOC Brazos expects total development expenditures for the underlying properties through December 31, 2027 will be approximately $41.7 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties as described in more detail below.
Reserves
The engineering department of Vess Oil Corporation, who serves as contract operator for VOC Brazos, maintains oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provides appropriate data to independent third party engineers for the annual estimation of year-end reserves. This engineering department accumulates historical production data for the underlying properties, calculates historical lease operating expenses and differentials, updates working interests and net revenue interests, and obtains logs, 3-D seismic and other geological and geophysical information. This data is forwarded to Cawley, Gillespie & Associates, Inc., which we refer to herein as “CG&A”, thereby allowing CG&A to prepare estimated proved reserves in their entirety based on such data.
Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2020, 2021 and 2022 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 31 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2020, 2021 and 2022 is presented consistent with these requirements.
Proved Reserves of VOC Energy Trust.   The following table sets forth, as of December 31, 2022, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	2,226	1,712	2,512
Proved Undeveloped	598	274	644
Total Proved	2,824	1,986	3,156
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
The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.
	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2019	4,163	1,951	4,488
Revisions of previous estimates	(1,310)	364	(1,250)
Production(1)	(434)	(290)	(482)
Balance, December 31, 2020	2,419	2,025	2,756
Revisions of previous estimates	1,253	440	1,326
Production(1)	(423)	(266)	(468)
Balance, December 31, 2021	3,249	2,199	3,614
Revisions of previous estimates	(15)	37	(7)
Production(1)	(410)	(250)	(451)
Balance, December 31, 2022	2,824	1,986	3,156
Proved Developed Reserves:
Balance, December 31, 2019	3,178	1,561	3,438
Balance, December 31, 2020	1,949	1,557	2,208
Balance, December 31, 2021	2,421	1,429	2,658
Balance, December 31, 2022	2,226	1,712	2,512

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2019	985	390	1,050
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	0	0	0
Revisions of previous estimates	(515)	78	(502)
Balance, December 31, 2020	470	468	548
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	143	68	154
Revisions of previous estimates	215	234	254
Balance, December 31, 2021	828	770	956
Proved undeveloped reserves converted to proved developed by drilling	(33)	(15)	(35)
Additional proved undeveloped reserves added	23	0	23
Revisions of previous estimates	(220)	(481)	(300)
Balance, December 31, 2022	598	274	644

(1)
Reflects sales volumes produced during the noted year regardless of whether royalty payments thereon have been remitted to the Trust by VOC Brazos.

None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.
The reserves above represent the trust’s 80% net profits interest in the underlying properties for the remainder of the term of the trust.
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2022 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2022 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust’s estimated oil and natural gas reserves.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	2,768.0	14.7	747.8	3,530.6
Gas (MMcf)	1,637.7	0.0	216.1	1,853.8
NGL (MBbl)	128.7	0.0	32.4	161.1
Revenue
Oil	$250,377.5	$1,315.2	$69,048.4	$320,741.1
Gas	9,635.0	0.0	726.0	10,361.0
NGL	4,822.6	0.0	1,214.4	6,037.1
Severance Taxes	6,438.8	59.1	3,129.4	9,627.2
Ad Valorem Taxes	6,984.7	78.9	2,339.7	9,403.3
Operating Expenses	96,547.9	395.3	3,387.3	100,330.6

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Future Development Costs	309.7	152.4	41,251.2	41,713.3
80% Net Profits Interest Net Operating Income (NPI)(1)	$123,643.2	$503.6	$16,704.9	$140,851.7
80% NPI(2)	$91,335.7	$374.2	$6,671.4	$98,381.2

(1)
Before interest and taxes.

(2)
Discounted at 10%.

The net profits interest entitles the trust to receive 80% of the net proceeds attributable to the underlying properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2022, CG&A estimated that the net profits interest would terminate on December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.
Oil and gas prices were adjusted to a WTI Cushing oil price of $93.67 per Bbl and a Henry Hub natural gas price of $6.36 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2022. The price adjustments were based on oil price differentials forecast at −$4.50 per Bbl for the Kansas underlying properties, −$1.00 per Bbl for the Kurten (Woodbine) Field wells in Texas, −$2.75 per Bbl for the Sand Flat Unit and Hitts Lake North Field wells in Texas and −$1.00 per Bbl for all other Texas underlying properties. Oil price differentials were not escalated. Gas price differentials varied by property as provided by VOC Brazos and were also not escalated. NGL price differentials were applied at 40% of the WTI oil price and not escalated. The base price differentials may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines. For Kansas properties, severance taxes were applied at 4.33 percent of revenue until exemption levels were forecasted to be reached. The severance tax rate was dropped to zero when a rate of 6 Bbl/day per well was reached or when gross gas production value reached $87/day per gas well. Severance taxes were forecasted at 4.6 percent of oil revenue and 7.5 percent of gas and NGL revenue for properties in Texas. Ad valorem taxes for Kansas properties were applied at 6.0 percent of revenue but dropped to 2.0 percent as properties qualified for the tax exemption. Kansas oil and gas conservation taxes were included within the severance tax estimates. Ad valorem taxes were applied at 3.29 percent of revenue (after severance taxes) for the Texas properties.
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
The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the underlying properties at December 31, 2022.
	Gross	Net
	(acres)
Developed Acreage:
Kansas	57,402	33,469.4
Texas	23,693	16,841.3
Total	81,095	50,310.7
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the underlying properties as of December 31, 2022:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	698	442.4	30	7.3	728	449.7
Natural gas	8	4.2	3	0.7	11	4.9
Total	706	446.6	33	8.0	739	454.6
The following is a summary of the number of developmental wells drilled by VOC Brazos on the underlying properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2020		2021		2022
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	—	—	1	0.7	2	0.2
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	1	0.2	—	—
Total	—	—	2	0.9	2	0.2
In 2020, no wells were drilled or completed. The former MD Earning Well was still awaiting completion at December 31, 2020.
In 2021, the former MD Earning Well was completed and one other well was drilled, deemed non-productive and plugged. Total capital expenditures in 2021 for the former MD Earning Well was $1,695,593.
In 2022, two wells were drilled and completed. Total capital expenditures for these wells were $1,655,613.
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

	Year Ended December 31,
	2020	2021	2022
Sales prices:
Oil (per Bbl)	$43.22	$53.09	$89.35
Natural gas (per Mcf)	$1.80	$2.98	$6.80
Lease operating expense (per Boe)	$17.40	$19.84	$24.74
Production and property taxes (per Boe)	$2.78	$2.99	$3.47
Major Producing Areas
The following table summarizes the estimated proved reserves by operating area attributable to the underlying properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2022.
	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
	(In Thousands)
Kansas (151 Fields)
Fairport	603	0	603	7.1%	$14,318	8.6%
Marcotte	235	0	235	2.8	5,724	3.5
Chase-Silica	213	0	213	2.5	5,006	3.0
Bindley	177	0	177	2.1	3,855	2.3
Codell	127	0	127	1.5	3,811	2.3
Mueller	125	0	125	1.5	3,122	1.9
Diebolt	108	0	108	1.3	2,043	1.2
Yaege	76	0	76	0.9	1,576	1.0
Adell Nortwest	59	0	59	0.7	1,367	0.8
Spivey-Grabs-Basil	27	442	101	1.2	1,336	0.8
Zurich	45	0	45	0.5	1,237	0.7
Other	1,422	667	1,533	18.2	28,374	17.1
Kansas Total	3,217	1,109	3,402	40.3	71,769	43.2
Texas (4 Fields)
Kurten	3,478	4,096	4,161	49.3	72,368	43.6
Hitts Lake North	509	0	509	6.0	14,125	8.5
Sand Flat	341	0	341	4.1	7,317	4.4
Madisonville West	15	29	20	0.2	523	0.3
Texas Total	4,343	4,125	5,031	59.7	94,333	56.8
Total	7,560	5,234	8,433	100.0%	$166,102	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2022 through December 1, 2022 and were held constant for the life of the properties. This yielded a base price for oil of $93.67 per barrel and a base price for natural gas of $6.36 per MMBtu.

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
Kansas.   As of December 31, 2022, proved reserves attributable to the portion of the Kansas underlying properties were approximately 3.4 MMBoe and were located in three primary areas: Central Kansas Uplift, Western Kansas and South-Central Kansas. As of December 31, 2022, the VOC Operators operated 98.0% of the total proved reserves attributable to the Kansas underlying properties based on PV-10 value.
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
Texas.   As of December 31, 2022, proved reserves attributable to the Texas underlying properties were approximately 5.0 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2022, the VOC Operators operated approximately 99.2% of the total proved reserves attributable to the Texas underlying properties based on PV-10 value.
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
The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the underlying properties from the above table:
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2020	148	202	182
2021	131	166	159
2022	124	172	153
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
Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 1.586 billion barrels for the State of Texas during 2022. There were 30 operating oil refineries located in Texas in 2022 with combined capacity to refine over 5.95 million barrels of oil per day. With oil production in the state of Texas averaging approximately 4.35 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 1,900 operators reported aggregate oil production of approximately 28.2 million barrels for the state of Kansas in 2022. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine approximately 404,200 barrels of oil per day. With oil production in the state of Kansas averaging approximately 77,313 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.
Vess Oil Corporation generally sells production from the underlying properties to several purchasers, including MV Purchasing, LLC, an affiliate of VOC Brazos, which we refer to herein as “MV Purchasing,” under short-term arrangements using market sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2020, 2021 and 2022, MV Purchasing purchased 31%, 35% and 35%, respectively, of the production sold from the underlying properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2020, 2021 and 2022 received by the trust from the underlying properties was $1.20, $3.53 and $2.49 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the underlying properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2020, 2021 and 2022, VOC Brazos plugged and abandoned 11, 26 and 16 wells, respectively, located on leases within the underlying properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.
VOC Brazos generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the trust unitholders. In addition, VOC

Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received. No underlying properties were sold, and therefore no net sales proceeds were paid to the trust for its share of interest in any such underlying properties, during 2021 or 2022. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2022.
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
FERC Regulation
Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the Federal Energy Regulatory Commission, or the “FERC,” under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and regulations issued under those statutes. Over the last two decades, the FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or “unbundle,” into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts.
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
Although the price at which VOC Brazos sells oil and natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation, with regard to physical sales of natural gas and oil, VOC Brazos is required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission and the Federal Trade Commission. If VOC Brazos were to violate the anti-market manipulation laws and regulations, VOC Brazos could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
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
Hazardous substance and wastes.   The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency, or the “EPA” and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. VOC Brazos generates materials in the course of its operations that may be regulated as hazardous substances.
The Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws regulate the generation, storage, treatment, transportation, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under the RCRA as non-hazardous wastes. Nevertheless, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. Any future change in the exclusion for such wastes could potentially result in an increase in the cost of managing and disposing of those wastes.
The real properties upon which VOC Brazos conducts its operations have been used for oil and natural gas exploration and production for many years. Although VOC Brazos believes that it has utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released on or under the real properties upon which VOC Brazos conducts its operations, or on or under other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for treatments or disposal. In addition, the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal or release of hazardous substances, wastes or hydrocarbons was not under VOC Brazos’ control. These properties and the substances disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, VOC Brazos could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property, and to perform response actions to prevent future contamination.
Water discharges and hydraulic fracturing.   The federal Clean Water Act, or “CWA,” and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the

United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or POTW. Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment facility, or CWT, in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
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
How the EPA and the USACE define “waters of the United States,” or “WOTUS,” which defines the extent of geographic jurisdiction under the CWA, can impact VOC Brazos’ regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule, or the “2023 rule,” that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. The 2023 rule is already subject to litigation, including motions for preliminary injunctions to prevent the 2023 rule from going into effect. One issue raised in the litigation is that a U.S. Supreme Court decision in the Sackett II case is expected in mid-2023 and will likely address the definition of wetlands in the 2023 rule. VOC Brazos’ regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the pending litigation over the 2023 rule and expected Supreme Court decision.
USACE Nationwide Permits, or “NWPs,” are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA and/or Rivers and Harbors Act. The current administration has stated an intention to re-visit NWP 12, which is used to authorize regulated impacts related to construction of oil and gas pipelines, through notice and comment rulemaking before its current expiration date of February 2026. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. Revisions to NWP 12 by USACE or an adverse decision in Washington, D.C. may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
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
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards, or “NSPS,” that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a second NSPS for oil and gas sources that requires operators to reduce volatile organic compound (and methane) emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015. More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023.
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
In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015, or the “Methane Rule.” More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require VOC Brazos to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, or the “Working Group,” which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “ social cost of carbon,” “ social cost of nitrous oxide” and “ social cost of methane,” which are “ the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” In late 2022, the Working Group proposed to significantly increase the social cost of carbon used in assessing the costs and benefits of government actions.

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
Endangered Species Act.   The federal Endangered Species Act, or “ESA,” restricts or prohibits activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed, or expensive mitigation may be required. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has stated its intention to revise other rules, but that has not yet occurred. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. Designation of new species as threatened or endangered could cause VOC Brazos to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. While some of VOC Brazos’ facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, VOC Brazos believes that it is in substantial compliance with the ESA.
National Environmental Policy Act.    The National Environmental Policy Act, or “NEPA,” requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions  — such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. The White House Council on Environmental Quality, or “CEQ,” is expected to publish a round-two rulemaking in early 2023 that will make more significant revisions to the Trump-era rule. In addition, in early 2023 CEQ issued guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. The 2022 regulatory changes may not have a significant impact on federal reviews related to VOC Brazos actions because the Trump Administration rule was never fully implemented by the agencies; however, the 2023 CEQ guidance may increase agency review times as may future regulatory changes.
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

Item 1A.
Risk Factors.

Operating Risks
Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the trust and cash distributions to trust unitholders.
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

•
the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the global oil and gas markets;

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

•
acts of force majeure.

Crude oil prices have been volatile over the last several years, and in 2022 ranged from a high of $123.70 to a low of $71.02. The NYMEX crude oil spot prices per Bbl were $48.52, $75.21 and $80.26 as of December 31, 2020, 2021 and 2022, respectively. Commodity prices displayed dramatic volatility in 2020, when the COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil and natural gas. Although worldwide demand for oil and natural gas recovered in 2021 and 2022, governmental responses to COVID-19 remain dynamic, with certain countries, such as China, continuing to impose periodic lockdowns in response to rising case numbers. To the extent strains or variants of COVID-19 resurge, or if other epidemic or pandemic diseases or other public health event were to occur, the negative impact to global demand for oil and natural gas could be material. Neither VOC Brazos nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the trust could be materially and adversely affected.
Low prices of oil and natural gas will reduce the amount of the net proceeds to which the trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties, or to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, VOC Brazos may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the net profits interest relating to the abandoned well or property. In making such decisions, VOC Brazos and any transferee will be required under the applicable conveyance to operate, or to use commercially reasonable efforts to cause the operators of the underlying properties to operate, these properties as would a reasonably prudent operator, acting with respect to its own properties (without regard to the existence of the net profits interest). Because substantially all the underlying properties are located in mature fields, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a variety of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to trust unitholders to fluctuate, and a substantial decline in the price of oil or natural gas, such as the significant and rapid decline that occurred in 2020, will reduce the amount of cash available for distribution to the trust unitholders. The volatility of commodity prices also reduces the accuracy of estimates of future cash distributions to trust unitholders.
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

Interruptions in production could have a material adverse effect on the trust’s financial condition, results of operations and cash flows, and could reduce the amount of cash distributions to trust unitholders.
VOC Brazos does not have any long-term contracts related to the sale of production of oil and natural gas from the underlying properties and may be unable to find purchasers.
VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2022, VOC Brazos sold approximately 35% of the oil produced from the underlying properties to MV Purchasing, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to trust unitholders.
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
The net proceeds payable to the trust attributable to the net profits interest are derived from the sale of production of oil and natural gas from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the underlying properties will decline over time. Furthermore, over approximately 89% of the estimated oil recovery attributable to the underlying properties has already been extracted from the producing wells located on the underlying properties. Based on the estimated production volumes in the reserve report as of December 31, 2022, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average rate of approximately 6.1% per year over the next 20 years, assuming the level of development drilling and development expenditures on the underlying properties disclosed elsewhere in this Form 10-K through 2027 and none thereafter. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 6.1% per year.
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
Because the net proceeds payable to the trust are derived from the sale of depleting assets, the portion of the distributions to trust unitholders attributable to depletion may be considered to have the effect of a return of capital as opposed to a return on investment. Eventually, the underlying properties burdened by the net profits interest may cease to produce in commercially paying quantities and the trust may, therefore, cease to receive any distributions of net proceeds therefrom.
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
The net profits interest will bear its share of all costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes and development expenses, which will reduce the amount of cash received by the trust and thereafter distributable to trust unitholders. Accordingly, higher costs and expenses related to the underlying properties will directly decrease the amount of cash received by the trust in respect of its net profits interest, including those costs and expenses related to development pursuant to the joint venture arrangements described in “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program.” If the activities pursuant to such arrangements are pursued, other than with respect to certain excepted wells, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the trust would be temporarily reduced, and in some periods there may be no distributions to trust unitholders, until anticipated production for the various development efforts in the Kurten Woodbine Unit can be brought on line. In addition, cash available for distribution by the trust will be further reduced by the trust’s general and administrative expenses.
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
The trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the trust agreement, which would reduce net profits payable to the trust and distributions to trust unitholders.
The trust’s source of capital is the cash flows from the net profits interest. Pursuant to the trust agreement, the trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to trust unitholders.
In November 2021 the trustee notified VOC Brazos of the trustee’s intent to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities of the trust, commencing with the distribution paid to trust unitholders in February 2022, by withholding a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve of approximately $1.175 million. Although the targeted cash reserve was fully funded as of January 30, 2023, the trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the trust unitholders.
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
VOC Brazos is a privately-held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2027 of approximately $41.7 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the trust of the oil and natural gas production from the proved reserves attributable to the underlying properties will likely exceed the 6.1% per year projected in the reserve report. The operator of substantially all of the underlying properties is a privately-held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the trust’s ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. Neither VOC Brazos nor the operator is a reporting company or files periodic reports with the SEC. Therefore, trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the trust to maintain a certain net worth or to be restricted by other similar covenants.
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
VOC Brazos may at any time transfer all or part of the underlying properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2020, 2021 and 2022, VOC Brazos plugged and abandoned 11, 26 and 16 wells, respectively, located on leases on the underlying properties. Trust unitholders will not be entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the underlying properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos’ obligations relating to the net profits interest on the portion of the underlying properties transferred.
In addition, VOC Brazos may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos of the relevant underlying properties and are conditioned upon the trust’s receiving an amount equal to the fair market value to the trust of such net profits interest. Any net sales proceeds paid to the trust will be distributable to trust unitholders for the quarter in which they are received. No underlying properties were sold, and therefore no net sales proceeds were paid to the trust for its share of interest in any such underlying properties, during 2021 or 2022. VOC Brazos has not identified any of the underlying properties for sale as of December 31, 2022.

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

•
MV Purchasing, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the underlying properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2022, VOC Brazos sold approximately 35% of the oil produced from the underlying properties to MV Purchasing.

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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” In late 2022, the Working Group proposed to significantly increase the social cost of carbon used in assessing the costs and benefits of government actions.
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
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The trust units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol “VOC.” As of March 16, 2023, the 17,000,000 units outstanding were held by 6 unitholders of record.
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
Recent Sales of Unregistered Securities
There were no equity securities sold by the trust during the year ended December 31, 2022 that were not registered under the Securities Act of 1933, as amended, which we refer to herein as the “Securities Act.”
Purchases of Equity Securities
There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2022.
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
Critical Accounting Policies and Estimates
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
The following is a summary of income from net profits interest received by the trust for the years ended December 31, 2020, 2021 and 2022, consisting of the February, May, August and November distributions for each respective year.
	Year Ended December 31,
	2020	2021	2022
Sales volumes:
Oil (Bbl)	577,838(1)	528,166(2)	523,379(3)
Natural gas (Mcf)	358,455(1)	352,159(2)	315,726(3)
Total (BOE)	637,581	586,859	576,000
Average sales prices:
Oil (per Bbl)	$43.22	$53.09	$89.35
Natural gas (per Mcf)	$1.80	$2.98	$6.80
Gross proceeds:
Oil sales	$24,976,564(1)	$28,040,262(2)	$46,765,144(3)
Natural gas sales	645,569(1)	1,048,349(2)	2,146,497(3)
Total gross proceeds	25,622,133	29,088,611	48,911,641
Costs:
Production and development costs:
Lease operating expenses	11,094,881	11,645,363	14,247,873
Production and property taxes	1,774,462	1,753.929	1,996,482
Development expenses	6,495,006	4,061,450	3,174,725
Total costs	19,364,349	17,460,742	19,419,080
Excess of revenues over direct operating expenses and lease equipment and development costs	6,257,784	11,627,869	29,492,561
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	5,006,227	9,302,296	23,594,050
Cash reserve	0	0	0
Income from net profits interest	$5,006,227	$9,302,296	$23,594,050

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

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2022 (consisting of VOC Brazos’ February, May, August and November 2022 net profits interest distributions to the trust) generally represent the production by VOC Brazos from September 2021 through August 2022.

Comparison of Results of the Trust for the Years Ended December 31, 2022 and 2021
The following represents a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2022 and 2021. Refer to “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the trust’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022 for a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2021 and 2020.
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
Total oil and natural gas sales.   Oil and natural gas sales were $48,911,641 for the year ended December 31, 2022, an increase of $19,823,030 or 68.1% from $29,088,611 for the year ended December 31, 2021. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in gross proceeds was due to an increase in market prices for oil and natural gas sales during 2022 compared to 2021 offset by a decrease in oil and gas sales volumes compared to 2021. Oil sales volumes were 523,379 Bbls for the year ended December 31, 2022, a decrease of 4,787 Bbls or 0.9% from 528,166 Bbls for the year ended December 31, 2021, while natural gas sales volumes were 315,726 Mcf, a decrease of 36,433 Mcf from 352,159 Mcf for the year ended December 31, 2021. During the year ended December 31, 2022, the average price for oil increased 68.3% to $89.35 per Bbl and the average price for natural gas increased 128.2% to $6.80 per Mcf.
Costs.   Lease operating expenses were $14,247,873 for the year ended December 31, 2022, an increase of $2,602,510 or 22.3% from $11,645,363 for the year ended December 31, 2021. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $1,996,482 for the year ended December 31, 2022, an increase of $242,553 or 13.8% from $1,753,929 for the year ended December 31, 2021. The increase is primarily due to an increase in production taxes of $632,212 or 86.8% as a result of higher prices for oil and natural gas sales prices coupled with the fact that in 2021, a severance tax refund of approximately $119,000 was received from the low-producing oil well exemption that was triggered by the low oil prices in mid-2020. This increase is partially offset by a decrease in property taxes of $389,659 or 38.0%.
Development expenses were $3,174,725 for the year ended December 31, 2022, a decrease of $886,725 or 21.8% from $4,061,450 for 2021. Of this decrease, $254,211 is attributable to the difference between $1,441,382 in expenses associated with the drilling and completion of two horizontal wells in 2022 as compared to $1,695,593 in expenses from completing one drilled but uncompleted horizontal well, the former MD Earning Well, in 2021. VOC Brazos has a much smaller working interest in the two wells drilled and completed in 2022 as compared to its working interest in the one well completed in 2021. The remaining decrease was due to decreases in other drilling activity and development expenses during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Excess of revenues over direct operating expenses and lease equipment and development costs.   The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $29,492,561 for the year ended December 31, 2022, an increase of $17,864,692 or 153.6% from $11,627,869 for the year ended December 31, 2021. The trust’s 80% net profits interest of these totals was $23,594,050 and $9,302,296, respectively. During the years ended December 31, 2022 and 2021, VOC Brazos did not withhold or release any dollar amounts due to the trust from previously established cash reserves for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $23,594,050 and $9,302,296, respectively, for such years. These amounts were further reduced by a trust holdback for current estimated expenses of $975,080 and $632,296 for the years ended December 31, 2022 and 2021, respectively, and a trust holdback for future estimated expenses of $943,970 for the year ended December 31, 2022. The trustee paid general and administrative expenses of $957,377 for the year ended December 31, 2022, an increase of $9,281 from $948,096 for the year ended December 31, 2021. These factors resulted in distributable income for the year ended December 31, 2022 of $21,675,000, an increase of $13,005,000 from $8,670,000 for the year ended December 31, 2021.
Liquidity and Capital Resources
Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust’s only use of cash is for distributions to trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust’s expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2022, the trustee held $1,248,877, which includes $943,970 of the $1.175 million cash reserve described below, as such a reserve. The trust paid, out of the first cash payment received by the trust, the trustee’s and Delaware trustee’s legal expenses incurred in forming the trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware trustee’s acceptance fee in the amount of $5,000.
Beginning in the first quarter of 2022, the trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.175 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the trust. This amount is in addition to the letter of credit in the amount of $1.7 million provided to the trustee by VOC Brazos to protect the trust against the risk that it does not have sufficient cash to pay future expenses. The trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to trust unitholders, together with interest earned on the funds. The targeted $1.175 million cash reserve was fully funded as of January 30, 2023.
The trustee can authorize the trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the trust. The trustee may authorize the trust to borrow from the trustee as lender provided the terms of the loan are fair to the trust unitholders. The trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the trust at least equals amounts paid by the trustee on similar deposits, and make no other short-term investments with the funds distributed to the trust. The trustee has no current plans to authorize the trust to borrow money. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2022, the trust made no borrowings.
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

The trust pays the trustee an administrative fee of $150,000 per year. The trust paid an annual fee to the Delaware trustee of $2,500, $2,500 and $2,510 in 2020, 2021 and 2022, respectively. The trust also incurs, either directly or as a reimbursement to the trustee, legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the trust before distributions are made to trust unitholders, including the $18,750 administrative services fee payable quarterly to VOC Brazos pursuant to an administrative services agreement. The trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.
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
Planned Development and Workover Program
The primary goals of VOC Brazos’ development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos’ existing wells or VOC Brazos’ historical drilling success rate. With respect to the underlying properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:
•
Kansas.   VOC Brazos’ historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos expects to incur future development expenditures for these properties through December 31, 2025 of approximately $1.0 million, of which VOC Brazos contemplates spending approximately $0.9 million to drill and complete four vertical wells. The remaining approximately $0.1 million is expected to be used for recompletions and workovers of four wells.

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

In 2018, VOC Brazos entered into a new joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the new joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four LWOS wells (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood had the right to propose and drill up to eight wells in the LWOS in 2019 and twelve LWOS wells in 2020, with no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). In 2019, Hawkwood drilled and completed four Hawkwood Development Wells. VOC Brazos was paying Vess Oil, as the operator, for its share of costs and related interest in the Hawkwood Development Wells, as net revenue from each of the wells is received, thereby having no current effect on Trust distributions. On

March 27, 2020, in addition to paying its costs from revenues received on these wells, VOC Brazos paid an additional $2.5 million of its share of costs to Vess Oil. The remaining balance was paid in full on December 31, 2020. No new Hawkwood Development Wells were drilled in 2020, 2021 or 2022.
In 2022, Wildfire Energy Operating, LLC (“Wildfire”) acquired Hawkwood. As a result, Wildfire retained the rights of Hawkwood under the joint venture agreement.
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
VOC Brazos is evaluating the potential economic benefits associated with development of the LWOS. If these activities are pursued, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the trust would be temporarily reduced, and in certain periods there may be no distributions to trust unitholders, until anticipated production from the various development efforts in the Kurten Woodbine Unit can be brought on-line. To address these emerging opportunities, VOC Brazos will continue to evaluate the appropriate strategy and capital plan to fund development for the trust.
VOC Brazos expects to incur future development expenditures for the Texas underlying properties through December 31, 2027 of approximately $39.8 million to drill and complete four Hawkwood Development Wells and four non-joint venture agreement wells, all within the Woodbine Interval of the Kurten Woodbine Unit. Additionally, VOC Brazos expects to incur approximately $0.9 million to convert 16 horizontal wells from gas lift to rod pump. The trust will indirectly bear an 80% share of these development expenditures as described below.
The trust is not directly obligated to pay any portion of the capital expenditures made with respect to the underlying properties; however, capital expenditures made by VOC Brazos with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under “Item 1. Business — Computation of Net Proceeds — Net Profits Interest”) share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest, which will have a corresponding effect on cash available for distribution to trust unitholders. As the cash received by the trust in respect of the net profits interest will be reduced by the trust’s pro rata share of these capital expenditures, VOC Brazos expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, VOC Brazos may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. However, if annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years, then under the terms of the trust agreement, the trust would be required to dissolve.
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

Item 8.
Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of VOC Energy Trust
and The Bank of New York Mellon Trust Company, N.A., as Trustee
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the “Trust”) as of December 31, 2022 and 2021, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2022 and 2021, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
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
Oklahoma City, Oklahoma
March 16, 2023

VOC ENERGY TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2021	2022
ASSETS
Cash	$287,204	$1,248,877
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(124,873,620)	(126,792,167)
Total assets	$16,005,190	$15,048,316
TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at December 31, 2021 and 2022, respectively	$16,005,190	$15,048,316
STATEMENTS OF DISTRIBUTABLE INCOME
	Year Ended December 31,
	2020	2021	2022
Income from net profits interest	$5,006,227	$9,302,296	$23,594,050
Cash on hand used (withheld) for Trust expenses	(276,872)	315,800	(961,673)
General and administrative expenses(1)	(904,355)	(948,096)	(957,377)
Distributable income	$3,825,000	$8,670,000	$21,675,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at December 31, 2020, 2021 and 2022, respectively)	$0.225	$0.510	$1.275

(1)
Includes $104,690, $136,620 and $114,330 paid to VOC Brazos and $150,000, $150,000 and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2020, 2021 and 2022, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year Ended December 31,
	2020	2021	2022
Trust corpus, beginning of year	$63,345,900	$19,012,202	$16,005,190
Income from net profits interest	5,006,227	9,302,296	23,594,050
Cash distributions	(3,825,000)	(8,670,000)	(21,675,000)
Trust expenses	(904,355)	(948,096)	(957,377)
Amortization of net profits interest (includes impairment expense of $41,261,354 for the year ended December 31, 2020)	(44,610,570)	(2,691,212)	(1,918,547)
Trust corpus, end of year	$19,012,202	$16,005,190	$15,048,316
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
The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the Underlying Properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the liquidation date, which is the later to occur of (1) December 31, 2030 or (2) the time when 10.6 million barrels of oil equivalent (“MMBoe”) (which is the equivalent of 8.5 MMBoe in respect of the net profits interest) have been produced from the Underlying Properties and sold, and the Trust will soon thereafter wind up its affairs and terminate.
As of December 31, 2022, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 8.1 MMBoe of production from the underlying properties (which is the equivalent of 6.5 MMBoe (unaudited) in respect of the net profits interest).
The trust will dissolve prior to the liquidation date if:
•
the trust sells the net profits interest;

•
annual cash proceeds received by the trust attributable to the net profits interest are less than $1.0 million for each of two consecutive years;

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
NOTE D — INCOME FROM NET PROFITS INTEREST
	Year Ended December 31,
	2020	2021	2022
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$6,257,784	$11,627,869	$29,492,561
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	5,006,227	9,302,296	23,594,050
Cash reserve(2)	0	0	0
Income from net profits interest	$5,006,227(3)	$9,302,296(4)	$23,594,050(5)

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2020, 2021 and 2022, respectively.

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

(5)
The income from the net profits interest for the year ended December 31, 2022 (consisting of VOC Brazos’ February, May, August and November 2022 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2021 through August 2022.

For the years ended December 31, 2020, 2021 and 2022, MV Purchasing, LLC, an affiliate of VOC Brazos and referred to as MV Purchasing, purchased 31%, 35% and 35%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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
NOTE F — DISTRIBUTIONS TO UNITHOLDERS
The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.175 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to trust unitholders, together with interest earned on the funds. The targeted $1.175 million cash reserve was fully funded by February 2023.

Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 14, 2020	October 1, 2019 through December 31, 2019	$0.11	$1.87 million	$0	$1.87 million
May 15, 2020	January 1, 2020 through March 31, 2020	$0.03	$0.51 million	$0	$0.51 million
August 14, 2020	April 1, 2020 through June 30, 2020	$0.00	$(0.007 million)	$0.007 million	$0.00(2)
November 13, 2020	July 1, 2020 through September 30, 2020	$0.085	$1.452 million	$(0.007 million)	$1.445 million
February 12, 2021	October 1, 2020 through December 31, 2020	$0.03	$0.510 million	$0	$0.510 million
May 14, 2021	January 1, 2021 through March 31, 2021	$0.12	$2.040 million	$0	$2.040 million
August 13, 2021	April 1, 2021 through June 30, 2021	$0.16	$2.720 million	$0	$2.720 million
November 12, 2021	July 1, 2021 through September 30, 2021	$0.20	$3.400 million	$0	$3.400 million
February 14, 2022	October 1, 2021 through December 31, 2021	$0.25	$4.250 million	$0	$4.250 million
May 14, 2022	January 1, 2022 through March 31, 2022	$0.28	$4.760 million	$0	$4.760 million
August 12, 2022	April 1, 2022 through June 30, 2022	$0.38	$6.460 million	$0	$4.760 million
November 14, 2022	July 1, 2022 through September 30, 2022	$0.365	$6.205 million	$0	$6.205 million

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

NOTE G — RELATED PARTY TRANSACTIONS
Trustee Administrative Fee.   Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee and paid $2,500, $2,500 and $2,510 to the Delaware Trustee for 2020, 2021 and 2022, respectively.
Agreement with VOC Brazos.   In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2020, 2021 and 2022, $104,690 (representing four quarters), $136,620 (representing five quarters) and $114,330 (representing four quarters) respectively, was paid to VOC Brazos as administrative fees.

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
In 2022, Wildfire Energy Operating, LLC (“Wildfire”) acquired Hawkwood. As a result, Wildfire retained the rights of Hawkwood under the joint venture agreement.
VOC Brazos is evaluating the potential economic benefits associated with development of the LWOS. If these activities are pursued, such activities would result in increased development costs burdening the net profits interest of the trust relative to historical development costs. As a result of such increased development costs, cash available for distribution by the Trust would be temporarily reduced, and in certain periods there may be no distributions to trust unitholders, until anticipated production from the various development efforts in the Kurten Woodbine Unit can be brought on-line. If annual cash proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years, then under the terms of the Trust Agreement, the Trust would be required to dissolve. To address these emerging opportunities, VOC Brazos will continue to evaluate the appropriate strategy and capital plan to fund development for the Trust.
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2020, 2021 and 2022, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made, and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.175 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. This amount is in addition to the letter of credit in the amount of $1.7 million discussed above. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to trust unitholders, together with interest earned on the funds. As of December 31, 2022, the Trustee has withheld $943,970 from distributions towards the building of this cash reserve, which is included in cash on the accompanying Statements of Assets and Trust Corpus.
NOTE I — OTHER EVENTS
Subsequent event
On January 20, 2023, the Trust announced a Trust distribution to trust unitholders of record on January 30, 2023 of $3,910,000, or $0.23 per unit, which was paid on February 14, 2023. Such distribution consisted of the net proceeds of production collected by VOC Brazos from October 1, 2022 through December 31, 2022. The Trustee withheld $231,030 from the distribution towards the building of its $1.175 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust, and with that amount fully funded the targeted reserve.
NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2020, 2021 and 2022 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2020, 2021 and 2022 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2019	4,162,673	1,951,287	4,487,886
Revisions of previous estimates	(1,310,389)	363,950	(1,249,731)
Production	(433,555)	(290,246)	(481,929)
Balance at December 31, 2020	2,418,729	2,024,991	2,756,226
Revisions of previous estimates	1,253,176	439,848	1,326,484
Production	(423,320)	(266,388)	(467,718)
Balance at December 31, 2021	3,248,585	2,198,451	3,614,992
Revisions of previous estimates	(14,586)	37,575	(8,323)
Production	(409,508)	(250,304)	(451,225)
Balance at December 31, 2022	2,824,491	1,985,722	3,155,444
Proved developed reserves
December 31, 2019	3,178,009	1,561,446	3,438,250
December 31, 2020	1,948,646	1,557,190	2,208,178
December 31, 2021	2,421,006	1,427,988	2,659,004
December 31, 2022	2,226,219	1,711,724	2,511,506
Proved undeveloped reserves
December 31, 2019	984,664	389,841	1,049,636
Revisions of previous estimates	(514,581)	77,960	(501,588)
December 31, 2020	470,083	467,801	548,048
Additional proved undeveloped reserves added	142,948	67,971	154,277
Revisions of previous estimates	214,548	234,691	253,663
December 31, 2021	827,579	770,463	955,988
Proved undeveloped reserves converted to proved developed by drilling	(32,610)	(15,504)	(35,194)
Additional proved undeveloped reserves added	22,971	0	22,971
Revisions of previous estimates	(219,668)	(480,961)	(299,827)
December 31, 2022	598,272	273,998	643,938
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
The Trust recognized net decreases in reserves for its share of VOC Brazos’ total during 2022. Associated with the production of properties of 451,225 Boe. This decrease was also compounded by a negative revision due to increases in development costs and a net negative decrease of reserves of 1,496 Boe due to the removal of proved undeveloped locations in a previously adopted development plan.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2020, 2021 and 2022.
	2020	2021	2022
Future cash inflows	$91,076,687	$212,513,400	$269,711,309
Future costs
Production	(51,266,008)	(89,189,706)	(95,488,937)
Development	(12,116,113)	(24,548,756)	(33,370,634)
Future net cash flows	27,694,566	98,774,938	140,851,738
Less 10% discount factor	(10,214,536)	(31,156,732)	(42,470,509)
Standardized measure of discounted future net cash flows	$17,480,030	$67,618,206	$98,381,229
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2020	2021	2022
Standardized measure at beginning of year	$62,129,144	$17,480,030	$67,618,206
Net proceeds to the Trust	(5,006,227)	(9,302,296)	(23,594,049)
Net changes in price and production costs	(32,370,351)	35,189,711	53,018,239
Changes in estimated future development costs	7,551,718	(10,644,520)	(8,340,638)
Development costs incurred during the year	4,283,614	1,543,377	1,264,823
Revisions of quantity estimates	(15,274,648)	32,683,902	(602,964)
Accretion of discount	6,212,914	1,748,003	6,761,821
Changes in production rates, timing and other	(10,046,134)	(1,080,001)	2,255,791
Standardized measure at end of year	$17,480,030	$67,618,206	$98,381,229
The average, first-day-of-the-month price during the 12-month period for 2020, 2021 and 2022 used in determining future net revenues related to the standardized measure calculation are as follows:
	2020	2021	2022
Oil (per Bbl)	$36.48	$63.32	$90.85
Gas (per Mcf)	$0.97	$2.56	$5.59

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
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2022, there has been no change in the trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee’s internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.
Trustee’s Report on Internal Control Over Financial Reporting.   The trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), by the trust. The trust’s internal control over financial reporting is a process designed under the supervision of the trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the trust’s financial statements for external purposes in accordance with the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, which is a comprehensive basis of accounting other than generally accepted accounting principles.
As of December 31, 2022, the trustee assessed the effectiveness of the trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.
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
Item 11.   Executive Compensation.
During the years ended December 31, 2020, 2021 and 2022, the trustee received compensation from the trust in the amount of $150,000 for each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the trust units as of March 16, 2023 by each person who, to the trust’s knowledge, beneficially owns more than 5% of the outstanding trust units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Robert J. Raymond(3)	1,856,962	10.9%

(1)
Based on 17,000,000 trust units outstanding as of March 16, 2023.

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
Administrative Services Agreement
The trust has entered into an administrative services agreement with VOC Brazos that obligates the trust, throughout the term of the trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the trust relating to the net profits interest. The annual fee is payable in equal quarterly installments and increases by 4% each year. For 2020, 2021 and 2022, $104,690 (representing four quarters), $136,620 (representing five quarters) and $114,330 (representing four quarters), respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and VOC Brazos.
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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust’s financial statements for 2021 and 2022 and fees billed for other services rendered by Grant Thornton LLP.
	2021	2022
Audit fees	$227,930	$248,292
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$227,930	$248,292

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
March 16, 2023
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