Form 10-Q
period 2023-06-30
VOC Energy Trust
filed 2023-08-10
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

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

As of August 10, 2023, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income from net profits interest	$4,222,042	$5,183,181	$8,550,794	$9,895,367
Cash on hand withheld for Trust expenses	(76,177)	(185,982)	(119,366)	(274,403
General and administrative expenses (1)	(235,865)	(237,199)	(611,428)	(610,964)
Distributable income	$3,910,000	$4,760,000	$7,820,000	$9,010,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2023 and 2022)	$0.23	$0.28	$0.46	$0.53

(1)	Includes $30,014 and $28,860 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2023 and 2022, respectively, and $58,874 and $56,610 during the six months ended June 30, 2023 and 2022, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended June 30, 2023 and 2022 and $75,000 during each of the six-month periods ended June 30, 2023 and 2022.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,368,243	$1,248,877
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(127,708,914)	(126,792,167)
Total assets	$14,250,935	$15,048,316

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2023 and December 31, 2022	$14,250,935	$15,048,316

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$14,619,274	$15,594,738	$15,048,316	$16,005,190
Income from net profits interest	4,222,042	5,183,181	8,550,794	9,895,367
Cash distributions	(3,910,000)	(4,760,000)	(7,820,000)	(9,010,000)
Trust expenses	(235,865)	(237,199)	(611,428)	(610,964)
Amortization of net profits interest	(444,516)	(460,515)	(916,747)	(959,388)
Trust corpus, end of period	$14,250,935	$15,320,205	$14,250,935	$15,320,205

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

As of June 30, 2023, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 8.4 MMBoe of production from the underlying properties (which is the equivalent of 6.7 MMBoe (unaudited) in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2023 and for the three- and six-month periods ended June 30, 2023 and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended June 30, 2023 or 2022.

No new accounting pronouncements were adopted or issued during the quarter ended June 30, 2023 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$5,277,552	$6,478,976	$10,688,492	$12,369,209
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	4,222,042	5,183,181	8,550,794	9,895,367
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	—	—	—
Income from net profits interest(3)	$4,222,042	$5,183,181	$8,550,794	$9,895,367

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the December through February production periods for the three months ended June 30 and during each of the September through February production periods for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended June 30, 2023 and 2022, and the six months ended June 30, 2023 and 2022, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at June 30, 2023 and 2022.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2023 substantially represents production by VOC Brazos from December 2022 through February 2023, and the cash received by the Trust during the three months ended June 30, 2022 substantially represents production by VOC Brazos from December 2021 through February 2022. The cash received by the Trust during the six months ended June 30, 2023 substantially represents production by VOC Brazos from September 2022 through February 2023, and the cash received by the Trust during the six months ended June 30, 2022 substantially represents production by VOC Brazos from September 2021 through February 2022.

For the three and six months ended June 30, 2023 and 2022, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2023 was $3,910,000, or $0.23 per Trust Unit, and was made on May 12, 2023 to Trust unitholders owning Trust Units as of May 1, 2023. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2023 through March 31, 2023.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2023 and 2022, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On July 20, 2023, the Trust announced a Trust distribution of net profits for the second quarterly payment period ended June 30, 2023. Unitholders of record on July 31, 2023 will receive a distribution amounting to $3,570,000, or $0.21 per Trust Unit, which will be paid on August 14, 2023.

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

Results of Operations

Results of Operations for the Quarters Ended June 30, 2023 and 2022

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2023 and 2022 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2023	2022
Sales volumes:
Oil (Bbl)	120,771	124,939
Natural gas (Mcf)	74,644	80,423
Total (BOE)	133,212	138,343
Average sales prices:
Oil (per Bbl)	$74.16	$78.89
Natural gas (per Mcf)	$5.37	$6.44
Gross proceeds:
Oil sales	$8,955,923	$9,856,344
Natural gas sales	401,092	518,215
Total gross proceeds	9,357,015	10,374,559
Costs:
Production and development costs:
Lease operating expenses	3,637,884	3,246,529
Production and property taxes	279,484	318,419
Development expenses	162,095	330,635
Total costs	4,079,463	3,895,583

Excess of revenues over direct operating expenses and lease equipment and development costs	5,277,552	6,478,976
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	4,222,042	5,183,181
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$4,222,042	$5,183,181

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2023 substantially represents the production by VOC Brazos from December 2022 through February 2023. The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2022 substantially represents the production by VOC Brazos from December 2021 through February 2022. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $9,357,015 for the three months ended June 30, 2023, a decrease of $1,017,544 or 9.8% from $10,374,559 for the three months ended June 30, 2022. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to decreases in market prices for oil and natural gas and a decrease in oil and natural gas sales volumes during the second quarter of 2023. During the three months ended June 30, 2023, the average price for oil decreased 6.0% to $74.16 per Bbl and the average price for natural gas decreased 16.6% to $5.37 per Mcf. Oil sales volumes were 120,771 Bbls for the three months ended June 30, 2023, a decrease of 4,168 Bbls or 3.3% from 124,939 Bbls for the three months ended June 30, 2022, while natural gas sales volumes were 74,644 Mcf, a decrease of 5,779 Mcf or 7.2% from 80,423 Mcf for the same period in 2022.

Costs. Lease operating expenses were $3,637,884 for the three months ended June 30, 2023, an increase of $391,355 or 12.1% from $3,246,529 for the three months ended June 30, 2022. Production and property taxes were $279,484 for the three months ended June 30, 2023, a decrease of $38,935 or 12.2% from $318,419 for the same period in 2022. Such decrease is the result of a $33,493 decrease in production taxes, primarily due to lower sales prices, and a $5,442 decrease in property taxes. Development expenses were $162,095 for the three months ended June 30, 2023, a decrease of $168,540 or 51.0% from $330,635 for the same period in 2022. Such decrease was primarily due to decreased development expenses during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $5,277,552 for the three months ended June 30, 2023, a decrease of $1,201,424 or 18.5% from $6,478,976 for the three months ended June 30, 2022. The Trust’s 80% net profits interest of these totals was $4,222,042 and $5,183,181, respectively. During the three months ended June 30, 2023 and 2022, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $4,222,042 and $5,183,181 for such periods, respectively. These amounts were reduced by a Trust holdback for current estimated Trust expenses of $312,042 and $240,264 for the three months ended June 30, 2023 and 2022, respectively, and a Trust holdback for future estimated Trust expenses of $182,917 for the three months ended June 30, 2022. The Trustee paid general and administrative expenses of $235,865 for the three months ended June 30, 2023, a decrease of $1,334 from $237,199 for the three months ended June 30, 2022. These factors resulted in distributable income for the three months ended June 30, 2023 of $3,910,000, a decrease of $850,000 from $4,760,000 for the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2023 and 2022 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2023	2022
Sales volumes:
Oil (Bbl)	248,371	260,701
Natural gas (Mcf)	158,145	165,055
Total (BOE)	274,729	288,210
Average sales prices:
Oil (per Bbl)	$78.56	$76.23
Natural gas (per Mcf)	$6.58	$6.10
Gross proceeds:
Oil sales	$19,512,430	$19,874,159
Natural gas sales	1,040,163	1,007,466
Total gross proceeds	20,552,593	20,881,625
Costs:
Production and development costs:
Lease operating expenses	7,660,187	6,705,423
Production and property taxes	1,173,442	984,210
Development expenses	1,030,472	822,783
Total costs	9,864,101	8,512,416

Excess of revenues over direct operating expenses and lease equipment and development costs	10,688,492	12,369,209
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	8,550,794	9,895,367
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$8,550,794	$9,895,367

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2023 substantially represents the production by VOC Brazos from September 2022 through February 2023.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2022 substantially represents the production by VOC Brazos from September 2021 through February 2022. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $20,552,593 for the six months ended June 30, 2023, a decrease of $329,032 or 1.6% from $20,881,625 for the six months ended June 30, 2022.  Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes, partially offset by increases in market prices for oil and natural gas during the six months ended June 30, 2023. During the six months ended June 30, 2023, the average price for oil increased 3.1% to $78.56 per Bbl and the average price for natural gas increased 7.9% to $6.58 per Mcf. Oil sales volumes were 248,371 Bbls for the six months ended June 30, 2023, a decrease of 12,330 Bbls or 4.7% from 260,701 Bbls for the six months ended June 30, 2022, while natural gas sales volumes were 158,145 Mcf, a decrease of 6,910 Mcf or 4.2% from 165,055 Mcf for the same period in 2022.

Costs.  Lease operating expenses were $7,660,187 for the six months ended June 30, 2023, an increase of $954,764 or 14.2% from $6,705,423 for the six months ended June 30, 2022. Production and property taxes were $1,173,442 for the six months ended June 30, 2023, an increase of $189,232 or 19.2% from $984,210 for the six months ended June 30, 2022. Such increase is the result of a $194,674 increase in production taxes, primarily due to higher sales prices, partially offset by a $5,442 decrease in property taxes. Development expenses were $1,030,472 for the six months ended June 30, 2023, an increase of $207,689 or 25.2% from $822,783 for the same period in 2022. Of this increase, approximately $200,000 is associated with the completion costs of two horizontal wells in Texas with the remainder being attributable to increased development expenses during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $10,688,492 for the six months ended June 30, 2023, a decrease of $1,680,717 or 13.6% from $12,369,209 for the six months ended June 30, 2022. The Trust’s 80% net profits interest of these totals was $8,550,794 and $9,895,367, respectively. During the six months ended June 30, 2023 and 2022, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $8,550,794 and $9,895,367 for such periods, respectively.  These amounts were reduced by a Trust holdback for current estimated Trust expenses of $499,764 and $519,533 for the six months ended June 30, 2023 and 2022, respectively, and a Trust holdback for future estimated Trust expenses of $231,030 and $365,834 for the six months ended June 30, 2023 and 2022, respectively. The Trustee paid general and administrative expenses of $611,428 for the six months ended June 30, 2023, an increase of $464 from $610,964 for the six months ended June 30, 2022. These factors resulted in distributable income of $7,820,000 for the six months ended June 30, 2023 and $9,010,000 for the six months ended June 30, 2022.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2023, $1,368,243 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2023 and 2022, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1.0 million at June 30, 2023 and 2022.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2023, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: August 10, 2023

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