Form 10-Q
period 2023-09-30
VOC Energy Trust
filed 2023-11-09
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2023

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

As of November 9, 2023, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income from net profits interest	$3,787,151	$6,897,212	$12,337,945	$16,792,579
Cash on hand used (withheld) for Trust expenses	40,069	(275,888)	(79,297)	(550,291)
General and administrative expenses (1)	(257,220)	(161,324)	(868,648)	(772,288)
Distributable income	$3,570,000	$6,460,000	$11,390,000	$15,470,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2023 and 2022)	$0.21	$0.38	$0.67	$0.91

(1)	Includes $30,014 and $28,860 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2023 and 2022, respectively, and $88,888 and $85,470 during the nine months ended September 30, 2023 and 2022, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2023 and 2022 and $112,500 during each of the nine months ended September 30, 2023 and 2022, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,328,174	$1,248,877
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(128,170,076)	(126,792,167)
Total assets	$13,749,704	$15,048,316

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2023 and December 31, 2022	$13,749,704	$15,048,316

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$14,250,935	$15,320,205	$15,048,316	$16,005,190
Income from net profits interest	3,787,151	6,897,212	12,337,945	16,792,579
Cash distributions	(3,570,000)	(6,460,000)	(11,390,000)	(15,470,000)
Trust expenses	(257,220)	(161,324)	(868,648)	(772,288)
Amortization of net profits interest	(461,162)	(477,293)	(1,377,909)	(1,436,681)
Trust corpus, end of period	$13,749,704	$15,118,800	$13,749,704	$15,118,800

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

As of September 30, 2023, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 8.5 MMBoe of production from the underlying properties (which is the equivalent of 6.8 MMBoe in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2023 and for the three- and nine-month periods ended September 30, 2023 and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended September 30, 2023 or 2022.

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2023 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,733,939	$8,621,515	$15,422,431	$20,990,724
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,787,151	6,897,212	12,337,945	16,792,579
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	—	—	—
Income from net profits interest(3)	$3,787,151	$6,897,212	$12,337,945	$16,792,579

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the March through May production periods for the three months ended September 30 and during each of the September through May production periods for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended September 30, 2023 and 2022, and the nine months ended September 30, 2023 and 2022, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at September 30, 2023 and 2022.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2023 substantially represents production by VOC Brazos from March 2023 through May 2023, and the cash received by the Trust during the three months ended September 30, 2022 substantially represents production by VOC Brazos from March 2022 through May 2022. The cash received by the Trust during the nine months ended September 30, 2023 substantially represents production by VOC Brazos from September 2022 through May 2023, and the cash received by the Trust during the nine months ended September 30, 2022 substantially represents production by VOC Brazos from September 2021 through May 2022.

For the three and nine months ended September 30, 2023 and 2022, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 6. Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7. Distributions to Unitholders

VOC Brazos makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to build a reserve of $1.175 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The targeted $1.175 million cash reserve was fully funded by February 2023 and is included in cash and cash equivalents on the accompanying Condensed Statements of Assets and Trust Corpus. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

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

The third quarterly distribution during 2023 was $3,570,000, or $0.21 per Trust Unit, and was made on August 14, 2023 to Trust unitholders owning Trust Units as of August 1, 2022. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2023 through June 30, 2023.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2023 and 2022, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On October 19, 2023, the Trust announced a Trust distribution of net profits for the fourth quarterly distribution during 2022. Unitholders of record on October 30, 2023 will receive a distribution amounting to $3,825,000, or $0.225 per Trust Unit, which will be paid on November 14, 2023.

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

Results of Operations

Results of Operations for the Quarters Ended September 30, 2023 and 2022

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2023 and 2022 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2023	2022
Sales volumes:
Oil (Bbl)	126,373	131,018
Natural gas (Mcf)	70,964	74,199
Total (BOE)	138,200	143,385
Average sales prices:
Oil (per Bbl)	$71.49	$104.64
Natural gas (per Mcf)	$2.91	$6.65
Gross proceeds:
Oil sales	$9,033,970	$13,709,782
Natural gas sales	206,615	493,468
Total gross proceeds	9,240,585	14,203,250
Costs:
Production and development costs:
Lease operating expenses	3,553,191	3,851,595
Production and property taxes	657,484	645,568
Development expenses	295,971	1,084,572
Total costs	4,506,646	5,581,735

Excess of revenues over direct operating expenses and lease equipment and development costs	4,733,939	8,621,515
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,787,151	6,897,212
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$3,787,151	$6,897,212

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2023 substantially represents the production by VOC Brazos from March 2023 through May 2023. The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2022 substantially represents the production by VOC Brazos from March 2022 through May 2022. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $9,240,585 for the three months ended September 30, 2023, a decrease of $4,962,665 or 34.9% from $14,203,250 for the three months ended September 30, 2022. Revenues are a function of oil and natural gas volumes sold and prices received. The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and in market prices for oil and natural gas sales during the third quarter of 2023. During the three months ended September 30, 2023, the average price for oil decreased 31.7% to $71.49 per Bbl and the average price for natural gas decreased 56.2% to $2.91 per Mcf. Oil sales volumes were 126,373 Bbls for the three months ended September 30, 2023, a decrease of 4,645 Bbls or 3.5% from 131,018 Bbls for the three months ended September 30, 2022, while natural gas sales volumes were 70,964 Mcf, a decrease of 3,235 Mcf or 4.4% from 74,199 Mcf for the same period in 2022.

Costs. Lease operating expenses were $3,553,191 for the three months ended September 30, 2023, a decrease of $298,404 or 7.7% from $3,851,595 for the three months ended September 30, 2022. Production and property taxes were $657,484 for the three months ended September 30, 2023, an increase of $11,916 or 1.8% from $645,568 for the same period in 2022. Such increase is the result of an increase of $152,694 or 59.7% in property taxes, partially offset by a decrease of $140,778 or 36.1% in production taxes due primarily to lower sales volumes and sales prices for oil and natural gas. Development expenses were $295,971 for the three months ended September 30, 2023, a decrease of $788,601 or 72.7% from $1,084,572 for the same period in 2022. Such decrease was primarily due to a decrease in drilling activity and development expenses, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, a period that included drilling costs associated with two horizontal wells in Texas.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,733,939 for the three months ended September 30, 2023, a decrease of $3,887,576 or 45.1% from $8,621,515 for the three months ended September 30, 2022. The Trust’s 80% net profits interest of these totals was $3,787,151 and $6,897,212, respectively. During the three months ended September 30, 2023 and 2022, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $3,787,151 and $6,897,212 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $217,151 and $215,546 for the three months ended September 30, 2023 and 2022, respectively, and a Trustee holdback for future estimated Trust expenses of $221,666 for the three months ended September 30, 2022. The Trustee paid general and administrative expenses of $257,220 for the three months ended September 30, 2023, an increase of $95,896 from $161,324 for the three months ended September 30, 2022. This increase was primarily due to the differences in the timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income for the three months ended September 30, 2023 of $3,570,000, a decrease of $2,890,000 from $6,460,000 for the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2023 and 2022 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2023	2022
Sales volumes:
Oil (Bbl)	374,744	391,719
Natural gas (Mcf)	229,109	239,254
Total (BOE)	412,929	431,595
Average sales prices:
Oil (per Bbl)	$76.18	$85.73
Natural gas (per Mcf)	$5.44	$6.27
Gross proceeds:
Oil sales	$28,546,400	$33,583,941
Natural gas sales	1,246,778	1,500,934
Total gross proceeds	29,793,178	35,084,875
Costs:
Production and development costs:
Lease operating expenses	11,213,378	10,557,018
Production and property taxes	1,830,926	1,629,778
Development expenses	1,326,443	1,907,355
Total costs	14,370,747	14,094,151

Excess of revenues over direct operating expenses and lease equipment and development costs	15,422,431	20,990,724
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	12,337,945	16,792,579
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$12,337,945	$16,792,579

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2023 substantially represents the production by VOC Brazos from September 2022 through May 2023. The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2022 substantially represents the production by VOC Brazos from September 2021 through May 2022. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $29,793,178 for the nine months ended September 30, 2023, a decrease of $5,291,697 or 15.1% from $35,084,875 for the nine months ended September 30, 2022. Revenues are a function of oil and natural gas volumes sold and prices received. The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and in market prices for oil and natural gas sales during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the average price for oil decreased 11.1% to $76.18 per Bbl and the average price for natural gas decreased 13.2% to $5.44 per Mcf. Oil sales volumes were 374,744 Bbls for the nine months ended September 30, 2023, a decrease of 16,975 Bbls or 4.3% from 391,719 Bbls for the nine months ended September 30, 2022, while natural gas sales volumes were 229,109 Mcf, a decrease of 10,145 Mcf or 4.2% from 239,254 Mcf for the same period in 2022.

Costs.  Lease operating expenses were $11,213,378 for the nine months ended September 30, 2023, an increase of $656,360 or 6.2% from $10,557,018 for the nine months ended September 30, 2022. Production and property taxes were $1,830,926 for the nine months ended September 30, 2023, an increase of $201,148 or 12.3% from $1,629,778 for the nine months ended September 30, 2022. Such increase is the result of an increase of $357,641 or 56.3% in property taxes, partially offset by a decrease of $156,493 or 15.7% in production taxes due primarily to lower sales volumes and sales prices for oil and natural gas. Development expenses were $1,326,443 for the nine months ended September 30, 2023, a decrease of $580,912 or 30.5% from $1,907,355 for the same period in 2022. Such decrease was primarily due to a decrease in drilling activity and development expenses, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, a period that included drilling costs associated with two horizontal wells in Texas.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $15,422,431 for the nine months ended September 30, 2023, a decrease of $5,568,293 or 26.5% from $20,990,724 for the nine months ended September 30, 2022. The Trust’s 80% net profits interest of these totals was $12,337,945 and $16,792,579, respectively. During the nine months ended September 30, 2023 and 2022, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $12,337,945 and $16,792,579 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $716,915 and $735,079 for the nine months ended September 30, 2023 and 2022, respectively, and a Trustee holdback for future estimated Trust expenses of $231,030 and $587,500 for the nine months ended September 30, 2023 and 2022, respectively. The Trustee paid general and administrative expenses of $868,648 for the nine months ended September 30, 2023, an increase of $96,360 from $772,288 for the nine months ended September 30, 2022. This increase was primarily due to the differences in timing of receipt and payment of recurring general and administrative expenses. These factors resulted in distributable income of $11,390,000 for the nine months ended September 30, 2023 and $15,470,000 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2023, $1,328,174 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2023 and 2022, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build a $1.175 million cash reserve for the payment of future known, anticipated, or contingent expenses or liabilities of the Trust. This amount is in addition to the $1.7 million letter of credit described above. The targeted $1.175 million cash reserve was fully funded as of January 30, 2023. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. VOC Brazos may establish a cash reserve of up to $1.0 million in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1.0 million at September 30, 2023 and 2022.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2023, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

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

Date: November 9, 2023

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