Form 10-K
period 2023-12-31
VOC Energy Trust
filed 2024-03-20
CIK 1505413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $7.92 on June 30, 2023, was approximately $100,962,180.
As of March 20, 2024, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward looking statements about VOC Brazos Energy Partners, L.P., a Texas limited partnership (“VOC Brazos”), and VOC Energy Trust (the “Trust”) that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Business” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of VOC Brazos and the Trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.
When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and VOC Brazos and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward looking statements:
•
risks incident to the drilling and operation of oil and natural gas wells;

•
future production and development costs and plans;

•
the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•
the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations with respect to production levels or other matters related to the prices of oil and natural gas;

•
the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Hamas and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•
global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•
the effect of existing and future laws and regulatory actions;

•
the effect of changes in commodity prices and conditions in the capital markets;

•
competition from others in the energy industry;

•
ability of commodity purchasers to make payment;

•
weather conditions or force majeure events;

•
uncertainty of estimates of oil and natural gas reserves and production;

•
potential impacts on VOC Brazos’ business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•
other risks described under the caption “Risk Factors” in this Form 10-K.

This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of VOC Brazos and the Trust, including under the heading “Risk Factors” in Item 1A. All written and oral forward-looking statements attributable to VOC Brazos or the Trust or persons acting on behalf of VOC Brazos or the Trust are expressly qualified in their entirety by such factors.

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
a.
Future cash inflows.   These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2021, 2022 and 2023 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

PART I
Item 1.   Business.
General
VOC Energy Trust (the “Trust”) was formed in November 2010 by VOC Brazos Energy Partners, L.P. (“VOC Brazos”). Much of the information disclosed in this Form 10-K has been provided to the Trust by VOC Brazos, including information associated with the Underlying Properties (as defined below) such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.
The Trust is a statutory trust created under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 3, 2010 (as amended and restated on May 10, 2011, the “Trust Agreement”) among VOC Brazos, as trustor, The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), and Wilmington Trust Company, as Delaware trustee (the “Delaware Trustee”). The Trust does not have any employees, and the business and affairs of the Trust are managed by the Trustee. The Trust maintains its offices at the office of the Trustee, at 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trustee is 1-855-802-1094. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act.
The Trustee does not maintain a website for filings by the Trust with the Securities and Exchange Commission (the “SEC”). Electronic filings by the Trust with the SEC are available free of charge through the SEC’s website at www.sec.gov and at http://voc.q4web.com/home/default.aspx.
On May 10, 2011, VOC Brazos and the Trust completed an initial public offering of units of beneficial interest in the Trust (the “Trust Units”). In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the Trust, which entitles the Trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011 (the “net profits interest”), pursuant to the Conveyance of Net Profits Interest dated as of May 10, 2011 (the “Conveyance”). VOC Brazos’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to in this Form 10-K as the “Underlying Properties.” As of December 31, 2023, the Underlying Properties included interests in 735 gross (450.8 net) producing wells and included 81,095 gross (50,310.7 net) acres.
The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the Underlying Properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the Underlying Properties pursuant to the net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2023, cumulatively, since inception, the Trust has received payment for approximately 6.9 MMBoe of the Trust’s 8.5 MMBoe interest.
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

•
property and production taxes;

•
development expenses;

•
lease operating expenses; and

•
administrative expenses of the Trust.

The Trust was created to acquire and hold the net profits interest for the benefit of the Trust unitholders. The net profits interest is passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the Underlying Properties. The business and affairs of the Trust are managed by the Trustee, and neither VOC Brazos nor any of its affiliates has the ability to manage or influence the operations of the Trust. Vess Oil Corporation (“Vess Oil”) L.D. Drilling, Inc. and Davis Petroleum, Inc. (collectively, the “VOC Operators”) are currently the operator or contract operator of substantially all of the Underlying Properties. Effective September 1, 2022, Vess Oil took over, from Davis Petroleum, Inc., operations of the Underlying Properties in which VOC Brazos had an ownership interest; and effective July 1, 2023, Vess Oil took over, from L.D. Drilling, Inc., operations of the Underlying Properties in which VOC Brazos had an ownership interest. VOC Brazos does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the Underlying Properties.
Description of the Trust Units
Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 17,000,000 Trust Units outstanding as of March 20, 2024.
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
Unless otherwise advised by counsel or the Internal Revenue Service (the “IRS”), the Trustee will treat the income and expenses of the Trust for each quarter as belonging to the Trust unitholders of record on the quarterly record date. For federal income tax purposes, Trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the Trust and without regard to the quarter in which the Trust makes distributions related to those items to the Trust unitholders. Variances between taxable income and cash distributions may occur. For example, the Trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the Trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See “— Federal Income Tax Matters.”
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
Voting Rights of Trust Unitholders
The Trustee or Trust unitholders owning at least 10% of the outstanding Trust Units may call meetings of Trust unitholders. The Trust is responsible for all costs associated with calling a meeting of Trust unitholders unless such meeting is called by Trust unitholders, in which case the Trust unitholders calling the meeting are responsible for all such costs. Meetings must be held in such location as the Trustee designates in the notice of such meeting. The Trustee must send written notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of Trust Units outstanding must be present or represented by proxy to have a quorum. Each Trust unitholder is entitled to one vote for each Trust Unit owned.
Unless otherwise required by the Trust Agreement, a matter may be approved or disapproved by the vote of Trust unitholders owning a majority of the Trust Units at a meeting where there is a quorum. This is true even if holders owning a majority of the total Trust Units did not approve it. The affirmative vote of the holders of a majority of the outstanding Trust Units is required to:
•
dissolve the Trust;

•
remove the Trustee or the Delaware Trustee;

•
amend the Trust Agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect);

•
merge or consolidate the Trust with or into another entity; or

•
approve the sale of all or any material part of the assets of the Trust.

In addition, the Trustee may make certain amendments to the Trust Agreement without approval of the Trust unitholders. The Trustee must consent before all or any part of the Trust assets can be sold except in connection with the dissolution of the Trust or limited sales directed by VOC Brazos in conjunction with its sale of Underlying Properties.
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

Computation of Net Proceeds
The provisions of the Conveyance governing the computation of the net proceeds are detailed and extensive. The following information summarizes the material information contained in the Conveyance related to the computation of the net proceeds. For more detailed provisions concerning the net profits interest, please see the Conveyance, which is included as an exhibit to this Form 10-K.
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
The fee is based on a monthly charge per active operated well, which totaled $1.8 million paid to the VOC Operators in 2021, $1.8 million paid in 2022, and $2.0 million paid in 2023 for all of the Underlying Properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index (“OAI”) published by the Council of Petroleum Accountants Society (“COPAS”) for that year.
If the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest at the prime rate will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.
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
In addition, VOC Brazos may, without the consent of the Trust unitholders, require the Trust to release the net profits interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such net profits interest. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received.
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
Federal Income Tax Matters
The following is a summary of certain U.S. federal income tax matters that may be relevant to Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.
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

Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet that is intended to be used only to assist Trust unitholders in the preparation of their 2023 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet, when available, can be obtained at https://voc.q4web.com/home/default.aspx.
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
In general, the producing wells included in the Underlying Properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the Underlying Properties is expected to decline at an average annual rate of 7.0% over the next 20 years assuming no additional development drilling or other development expenditures are made on the Underlying Properties after 2029. VOC Brazos expects total development expenditures for the Underlying Properties through December 31, 2029 will be approximately $36.8 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the Underlying Properties as described in more detail below.
Reserves
The engineering department of Vess Oil Corporation, who serves as contract operator for VOC Brazos, maintains oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provides appropriate data to independent third party engineers for the annual estimation of year-end reserves. This engineering department accumulates historical production data for the Underlying Properties, calculates historical lease operating expenses and differentials, updates working interests and net revenue interests, and obtains logs, 3-D seismic and other geological and geophysical information. This data is forwarded to Cawley, Gillespie & Associates, Inc. (“CG&A”), thereby allowing CG&A to prepare estimated proved reserves in their entirety based on such data.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2021, 2022 and 2023 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the Underlying Properties and is not employed on a contingent basis. Mr. W. Todd Brooker, President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 32 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2021, 2022 and 2023 is presented consistent with these requirements.
Proved Reserves of VOC Energy Trust.   The following table sets forth, as of December 31, 2023, estimated proved reserves attributable to the Trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	1,860	1,154	2,052
Proved Undeveloped	419	202	453
Total Proved	2,279	1,356	2,505
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
The following table summarizes the changes in estimated proved reserves attributable to the Trust for the periods indicated.
	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2020	2,419	2,025	2,756
Revisions of previous estimates	1,253	440	1,326
Production(1)	(423)	(266)	(468)
Balance, December 31, 2021	3,249	2,199	3,614
Revisions of previous estimates	(15)	37	(7)
Production(1)	(410)	(250)	(451)
Balance, December 31, 2022	2,824	1,986	3,156
Revisions of previous estimates	(158)	(410)	(227)
Production(1)	(387)	(220)	(424)
Balance, December 31, 2023	2,279	1,356	2,505
Proved Developed Reserves:
Balance, December 31, 2020	1,949	1,557	2,208
Balance, December 31, 2021	2,421	1,429	2,658
Balance, December 31, 2022	2,226	1,712	2,512
Balance, December 31, 2023	1,860	1,154	2,052

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2020	470	468	548
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	143	68	154
Revisions of previous estimates	215	234	254
Balance, December 31, 2021	828	770	956
Proved undeveloped reserves converted to proved developed by drilling	(33)	(15)	(35)
Additional proved undeveloped reserves added	23	0	23
Revisions of previous estimates	(220)	(481)	(300)
Balance, December 31, 2022	598	274	644
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	111	48	119
Revisions of previous estimates	(290)	(120)	(310)
Balance, December 31, 2023	419	202	453

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
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the Underlying Properties as of December 31, 2023 for the remainder of the term of the Trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2023 for the Trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the estimated oil and natural gas reserves attributable to the Trust’s interests.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	2,310.4	14.5	523.6	2,848.5
Gas (MMcf)	1,096.8	0.0	133.5	1,230.3
NGL (MBbl)	88.6	0.0	30.5	119.2
Revenue
Oil	$172,976.2	$1,068.2	$40,270.1	$214,314.6
Gas	2,014.1	0.0	151.8	2,165.9
NGL	1,802.7	0.0	620.7	2,423.4
Severance Taxes	4,151.1	48.3	1,907.8	6,107.3
Ad Valorem Taxes	4,584.6	64.1	1,443.6	6,092.4
Operating Expenses	80,952.7	300.7	2,361.3	83,614.8

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Future Development Costs	237.7	186.1	36,367.3	36,791.1
80% Net Profits Interest Net Operating Income (NPI)(1)	$69,493.4	$375.2	$(829.9)	$69,038.8
80% NPI(2)	$53,295.5	$292.3	$(3,420.0)	$50,167.8

(1)
Before interest and taxes.

(2)
Discounted at 10%.

The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to the Underlying Properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the Underlying Properties and sold, and the Trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2023, CG&A estimated that the net profits interest would terminate on December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the Underlying Properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the Underlying Properties pursuant to the net profits interest) prior to this date.
Oil and gas prices were adjusted to a WTI Cushing oil price of $78.22 per Bbl and a Henry Hub natural gas price of $2.64 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2023. The price adjustments were based on oil price differentials forecast at −$4.50 per Bbl for all Kansas Underlying Properties. For Texas properties, oil price differentials were applied at −$1.00 per Bbl for the Kurten (Woodbine) Field and Madisonville West Field wells, −$3.25 per Bbl for the Sand Flat Unit Field Wells and -$4.50 per Bbl for the Hitts Lake North Field wells. Oil price differentials were not escalated. Gas price differentials varied by property as provided by VOC Brazos and were also not escalated. NGL price differentials were applied at 26% of the WTI oil price and not escalated. The base price differentials may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines.
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
The Underlying Properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2023.
	Gross	Net
	(acres)
Developed Acreage:
Kansas	57,402	33,469.4
Texas	23,693	16,841.3
Total	81,095	50,310.7
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the Underlying Properties as of December 31, 2023:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	693	438.6	31	7.3	724	445.9
Natural gas	8	4.2	3	0.7	11	4.9
Total	701	442.8	34	8.0	735	450.8
The following is a summary of the number of developmental wells drilled by VOC Brazos on the Underlying Properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2021		2022		2023
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	1	0.7	2	0.2	—	—
Natural gas wells	—	—	—	—	—	—
Non-productive	1	0.2	—	—	—	—
Total	2	0.9	2	0.2	—	—
In 2021, the former MD Earning Well was completed and one other well was drilled, deemed non-productive and plugged. Total capital expenditures in 2021 for the former MD Earning Well were $1,695,593.
In 2022, two wells were drilled and completed. Total capital expenditures for these wells were $1,655,613.
In 2023, no wells were drilled and completed.
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

	Year Ended December 31,
	2021	2022	2023
Sales prices:
Oil (per Bbl)	$53.09	$89.35	$75.33
Natural gas (per Mcf)	$2.98	$6.80	$4.68
Lease operating expense (per Boe)	$19.84	$24.74	$26.17
Production and property taxes (per Boe)	$2.99	$3.47	$3.74
Major Producing Areas
The following table summarizes the estimated proved reserves by operating area attributable to the Underlying Properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2023.
	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
	(In Thousands)
Kansas (149 Fields)
Fairport	499	0	499	7.1%	$8,616	9.3%
Marcotte	201	0	201	2.9	3,534	3.8
Chase-Silica	170	0	170	2.4	3,077	3.3
Bindley	142	0	142	2.0	2,301	2.5
Mueller	100	0	100	1.4	1,987	2.2
Codell	81	0	81	1.2	1,860	2.0
Rosa Northwest	57	0	57	0.8	1,383	1.5
Diebolt	92	0	92	1.3	1,229	1.3
Wesley	40	0	40	0.6	898	1.0
Zurich	39	0	39	0.6	846	0.9
Griston SW	28	0	28	0.4	792	0.9
Other	1,134	453	1,209	17.3	14,345	15.5
Kansas Total	2,583	453	2,658	38.0	40,868	44.2
Texas (4 Fields)
Kurten	2,961	3,742	3,585	51.2	36,438	39.4
Hitts Lake North	448	0	448	6.4	10,836	11.7
Sand Flat	290	5	291	4.2	4,103	4.4
Madisonville West	12	25	16	0.2	316	0.3
Texas Total	3,711	3,772	4,340	62.0	51,693	55.8
Total	6,294	4,225	6,998	100.0%	$92,561	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2023 through December 1, 2023 and were held constant for the life of the properties. This yielded a base price for oil of $78.22 per barrel and a base price for natural gas of $2.64 per MMBtu.

(2)
Because the Trust bears no federal tax expense and taxable income is passed through to the Trust unitholders, no provision for federal or state income taxes is included in the summary reserve reports and therefore the standardized measure of discounted future net cash flows attributable to the Underlying Properties is equal to the pre-tax PV-10 value. PV-10 may not be considered a GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. The pre-tax PV-10 value and the standardized measure of discounted future net cash flows do not purport to present the fair value of the oil and natural gas reserves attributable to Underlying Properties.
Kansas.   As of December 31, 2023, proved reserves attributable to the portion of the Kansas Underlying Properties were approximately 2.7 MMBoe and were located in three primary areas: Central Kansas Uplift, Western Kansas and South-Central Kansas. As of December 31, 2023, the VOC Operators operated 98.5% of the total proved reserves attributable to the Kansas Underlying Properties based on PV-10 value.
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
Texas.   As of December 31, 2023, proved reserves attributable to the Texas Underlying Properties were approximately 4.3 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2023, the VOC Operators operated approximately 99.1% of the total proved reserves attributable to the Texas Underlying Properties based on PV-10 value.
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
The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the Underlying Properties from the above table:
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2021	131	166	159
2022	124	172	153
2023	107	146	131
Marketing and Post-Production Services
Pursuant to the terms of the Conveyance, VOC Brazos has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Underlying Properties. The terms of the Conveyance do not permit VOC Brazos to charge any marketing fee when determining the net proceeds calculated under the net profits interest. As a result, the net proceeds to the Trust from the sales of oil and natural gas production from the Underlying Properties are determined based on the same price that VOC Brazos receives for oil and natural gas production attributable to VOC Brazos’ remaining interest in the Underlying Properties.
Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,000 operators reported aggregate oil production of approximately 1.700 billion barrels for the State of Texas during 2023. There were 32 operating oil refineries located in Texas in 2023 with combined capacity to refine over 5.95 million barrels of oil per day. With oil production in the state of Texas averaging approximately 5.09 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.

Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 1,470 operators reported aggregate oil production of approximately 23.1 million barrels for the state of Kansas in 2023. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine approximately 404,600 barrels of oil per day. With oil production in the state of Kansas averaging approximately 75,986 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.
Vess Oil Corporation generally sells production from the Underlying Properties to several purchasers, including MV Purchasing, LLC, an affiliate of VOC Brazos (“MV Purchasing”), under short-term arrangements using market-sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market-sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue to be acquired by one or more single purchasers. For the years ended December 31, 2021, 2022 and 2023, MV Purchasing purchased 35%, for each year, of the production sold from the Underlying Properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the Underlying Properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the Underlying Properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2021, 2022 and 2023 received by the Trust from the Underlying Properties was $3.53, $2.49 and $2.91 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
VOC Brazos and any transferee of any of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the Trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the Underlying Properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2021, 2022 and 2023, VOC Brazos plugged and abandoned 26, 16 and 7 wells, respectively, located on leases within the Underlying Properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.

VOC Brazos generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the net profits interest, without the consent of the Trust unitholders. In addition, VOC Brazos may, without the consent of the Trust unitholders, require the Trust to release the net profits interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such net profits interest. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. No Underlying Properties were sold, and therefore no net sales proceeds were paid to the Trust for its share of interest in any such Underlying Properties, during 2022 or 2023. VOC Brazos has not identified any of the Underlying Properties for sale as of December 31, 2023.
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
VOC Brazos recorded the Conveyance in Kansas and Texas in the real property records in each Kansas or Texas county in which the Underlying Properties are located. Although under Texas law it is well-established that the recording in the appropriate real property records of an interest such as the net profits interest constitutes the Conveyance of a fully vested real property interest to the Trust, the law in Kansas is less certain. VOC Brazos and the Trust believe that the recording in the appropriate real property records in Kansas of the net profits interest should constitute the conveyance of a fully vested real property interest, interests in hydrocarbons in place or to be produced or a production payment as such is defined under the United States Bankruptcy Code. In a bankruptcy of VOC Brazos, creditors of VOC Brazos would be able to claim the net profits interest as an asset of the bankruptcy estate to satisfy obligations to them if the conveyance of the net profits interest did not constitute the conveyance of a real property interest or interests in hydrocarbons in place or to be produced under applicable state law or a production payment, in which case the Trust would be an unsecured creditor of VOC Brazos at risk of losing the entire value of the net profits interest to senior creditors.
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
Hazardous Substances and Wastes.    The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Although petroleum, natural gas, and natural gas liquids are excluded from the definition of “hazardous substance” under CERCLA, VOC Brazos handles materials in the course of its operations that may be regulated as CERCLA hazardous substances, despite the so-called “petroleum exclusion.”
VOC Brazos also generates solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of its operations, VOC Brazos generates petroleum hydrocarbon wastes and ordinary industrial wastes that may be classified as hazardous wastes under RCRA and comparable state laws. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, production, and development of crude oil or natural gas are currently regulated under RCRA as non-hazardous wastes. While many exploration and production wastes are exempt from regulation as hazardous waste, these wastes are generally subject to non-hazardous waste regulation under RCRA and applicable state regulations. Many state governments have specific regulations and guidance for exploration and production wastes, including the wastes associated with hydraulic fracturing activities.
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
Water Discharges and Hydraulic Fracturing.    The federal Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants into “waters of the United States” and waters within the scope of state law, respectively. Pursuant to the CWA and applicable state laws, permits must be obtained to discharge pollutants into regulated waters. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the applicable state agency or both. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers (“USACE”). CWA Section 401 provides that the applicant for a Section 404 USACE permit for the discharge of dredge and fill material must seek a Section 401 water quality certification by applying to the state in which the discharge will occur for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in a delay in issuance of the permit, more stringent permit requirements, or denial of the permit.
How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact VOC Brazos’ regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (the “2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 Rule. USACE and the EPA subsequently amended the 2023 rule and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. VOC Brazos’ regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.
USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. The current administration has stated an intention to re-visit NWP 12, which is used to authorize regulated impacts related to construction of oil and gas pipelines, through notice and comment rulemaking before its current expiration date of February 2026. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. Revisions to NWP 12 by USACE or an adverse decision in Washington, D.C. may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
The Oil Pollution Act of 1990, as amended (“OPA”), which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States. The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. Measures under the OPA and the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure (“SPCC”) plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. VOC Brazos has developed and implemented SPCC plans for the underlying properties as required under the CWA.
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
Air Emissions.    The Clean Air Act, as amended (“CAA”), and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require VOC Brazos to obtain pre approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air permit or regulatory requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of VOC Brazos’ properties.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact VOC Brazos’ operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. More recently, however, in February 2024, the EPA announced a final rule that will lower the annual standard for fine particulate matter from 12 micrograms per cubic meter to 9 micrograms per cubic meter.
State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit VOC Brazos’ ability to obtain such permits, and result in increased expenditures for pollution control equipment. Although VOC Brazos may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time VOC Brazos does not expect that such requirements will have a material adverse effect on its operations.
Climate Change.   In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s recently adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge set forth in the Inflation Reduction Act of 2022 (the “IRA”), which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further reductions in emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The IRA included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.
Additionally, more than one third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state level initiatives have to date focused on large sources of GHG emissions, such as coal fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on VOC Brazos’ business, capital expenditures, financial condition and results of operations.
The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, VOC Brazos’ equipment and operations could require VOC Brazos to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for VOC Brazos’ products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, VOC Brazos’ products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, VOC Brazos’ products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. VOC Brazos cannot predict with any certainty at this time how these possibilities may affect its operations.
The operations of the underlying properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.
Finally, some scientists have theorized that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such significant physical effects were to occur, they could have an adverse effect on VOC Brazos’ assets and operations and cause VOC Brazos to incur costs in preparing for and responding to them. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.
Endangered Species Act.    The federal Endangered Species Act, as amended (“ESA”), prohibits taking of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has issued a proposed rule that would make significant changes to the federal consultation process. That rule is expected to be finalized by the Biden Administration. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. In addition, designation of new species as threatened or endangered could cause VOC Brazos to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process.
National Environmental Policy Act.    The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. In 2023, the Biden Administration issued a second proposed rule that would make significant changes to the Trump Administration regulations. The proposed rule is expected to be finalized in April 2024. In addition, in early 2023 the White House Council on Environmental Quality issued Guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. Although the Trump Administration regulations were never fully implemented, the Biden Administration changes may have a meaningful impact on federal reviews related to VOC Brazos, especially as those reviews relate to climate and environmental justice.
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

•
the armed conflicts between Russia and Ukraine and between Israel and Hamas and the potential destabilizing effects such conflicts may pose for the global oil and gas markets;

•
the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•
the actions of OPEC, its members and other oil-producing nations, such as Russia, relating to oil price and production levels, including announcements of potential changes to such levels;

•
the levels of production of oil and natural gas of non-OPEC countries;

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

•
acts of force majeure.

Crude oil prices have been volatile over the last several years, and in 2023 ranged from a high of $93.68 to a low of $66.74. The NYMEX crude oil prices per Bbl were $75.21, $80.26 and $71.65 as of December 31, 2021, 2022 and 2023, respectively. Commodity prices displayed dramatic volatility in 2020, when the COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil and natural gas. The effects of the economic disruption caused by the governmental responses to the COVID-19 pandemic continued to be felt through 2023, in the form of lingering supply chain disruptions, higher inflation and higher interest rates, which affected supply and demand for oil and natural gas. Meanwhile, as strains or variants of COVID-19 resurge, or if other epidemic or pandemic diseases or other public health event were to occur, the negative impact to global demand for oil and natural gas could be material. Neither VOC Brazos nor the Trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the Trust could be materially and adversely affected.
Low prices of oil and natural gas will reduce the amount of the net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the

Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low commodity prices to shut in or curtail production from wells on the Underlying Properties, or to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, VOC Brazos may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the net profits interest relating to the abandoned well or property. In making such decisions, VOC Brazos and any transferee will be required under the applicable conveyance to operate, or to use commercially reasonable efforts to cause the operators of the Underlying Properties to operate, these properties as would a reasonably prudent operator, acting with respect to its own properties (without regard to the existence of the net profits interest). Because substantially all the Underlying Properties are located in mature fields, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a variety of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil or natural gas, such as the significant and rapid decline that occurred in 2020, will reduce the amount of cash available for distribution to Trust unitholders. The volatility of commodity prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders. Sustained lower prices of oil and natural gas also could negatively affect the price of the Trust Units and the qualification of the Trust Units to remain listed on the New York Stock Exchange.
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
The amount of cash to be received by the Trust from VOC Brazos with respect to the net profits interest, the value of the Trust Units and the amount of cash distributions to the Trust unitholders will depend upon, among other things, oil and natural gas production and prices and the costs incurred by VOC Brazos to develop and produce oil and natural gas reserves attributable to the Underlying Properties. Drilling, production or transportation accidents as well as adverse weather conditions that temporarily or permanently halt the production and sale of oil or natural gas at any of the Underlying Properties will reduce Trust distributions by reducing the amount of net proceeds received by the Trust and available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. To the extent VOC Brazos is not able to recover from insurance any costs incurred by VOC Brazos in connection with any such accidents, the net proceeds payable to the Trust and available for distribution to Trust unitholders may be reduced or delayed. In addition, curtailments or damage to pipelines used by VOC Brazos to transport oil and natural gas production to markets for sale could reduce the amount of net proceeds received by the Trust and available for distribution to Trust unitholders. Any such curtailment or damage to the gathering systems used by VOC Brazos could also require VOC Brazos to find alternative means to transport the oil and natural gas production from the Underlying Properties, which could require VOC Brazos to incur additional costs that will have the effect of reducing net proceeds received by the Trust and available for distribution. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production or related activities.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.
OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices, and they may not reduce oil prices or increase production in the future. Uncertainty regarding future actions that OPEC members or other oil exporting countries may take could lead to continued volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the Underlying Properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.
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
In January 2024, VOC Brazos advised the Trust that it expects the distribution of net profits for the quarterly payment period ending March 31, 2024 will be adversely impacted by severe winter storms that affected Kansas and Texas in early 2024 and resulted in the curtailment of production on certain of the Underlying Properties. The snow and ice associated with these storms disabled electrical power to the affected Underlying Properties for an extended period, rendering some properties inaccessible, and generally created difficult working conditions. VOC Brazos currently estimates that production from the Underlying Properties of approximately 12,500 to 15,000 net barrels of oil during the payment period ending March 31, 2024 has been deferred as the result of this curtailment.
VOC Brazos does not have any long-term contracts related to the sale of production of oil and natural gas from the Underlying Properties and may be unable to find purchasers.
VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2023, VOC Brazos sold approximately 35% of the oil produced from the Underlying Properties to MV Purchasing, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to Trust unitholders.
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
The operations of the Underlying Properties are focused on the production and development of oil and natural gas within the states of Kansas and Texas. As a result, the results of operations and cash flows of the Underlying Properties depend upon continuing operations in these areas. Due to the lack of diversification in geographic location, adverse developments in exploration and production of oil and natural gas in either of these areas of operation could have a significantly greater impact on the results of operations and cash flows of the Underlying Properties, which could reduce the amount of cash received by the Trust and available for distribution to Trust unitholders, than if the operations were more diversified.
Financial Risks
The reserves attributable to the Underlying Properties are depleting assets and production from those properties will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.
The net proceeds payable to the Trust attributable to the net profits interest are derived from the sale of production of oil and natural gas from the Underlying Properties. The reserves attributable to the Underlying Properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the Underlying Properties will decline over time. Furthermore, over approximately 91% of the estimated oil recovery attributable to the Underlying Properties has already been extracted from the producing wells located on the Underlying Properties. Based on the estimated production volumes in the reserve report as of December 31, 2023, the oil and natural gas production from proved reserves attributable to the Underlying Properties is projected to decline at an average rate of approximately 7.0% per year over the next 20 years, assuming the level of development drilling and development expenditures on the Underlying Properties disclosed elsewhere in this Form 10-K through 2029 and none thereafter. Actual decline rates may vary from this projected decline rate. If expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 7.0% per year.
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
VOC Brazos acquired the Underlying Properties beginning in the early 1980s. The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the net profits interest and distributions to Trust unitholders. VOC Brazos does not obtain title insurance covering mineral leaseholds, and VOC Brazos’ failure to cure any title defects may cause VOC Brazos to lose its rights to production from the Underlying Properties. In the event of any such material title problem, proceeds available for distribution to Trust unitholders and the value of the Trust Units may be reduced.
The amount of cash available for distribution by the Trust will be reduced by the amount of any costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust.
The net profits interest will bear its share of all costs and expenses related to the Underlying Properties, such as lease operating expenses, production and property taxes and development expenses, which will reduce the amount of cash received by the Trust and available for distribution to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its net profits interest, including those costs and expenses related to development pursuant to the joint venture arrangements described in “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program.” If the activities pursuant to such arrangements are pursued, other than with respect to certain excepted wells, such activities would result in increased development costs burdening the net profits interest relative to historical development costs. As a result of such increased development costs, cash available for distribution by the Trust would be temporarily reduced, and in some periods there may be no distributions to Trust unitholders, until anticipated production for the various development efforts in the Kurten Woodbine Unit can be brought on line. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.
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
Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build a $1.175 million cash reserve for the payment of future known, anticipated, or contingent expenses or liabilities of the Trust. Although the targeted $1.175 million cash reserve was fully funded as of January 30, 2023, the Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders.
A purchaser’s failure to pay VOC Brazos for purchased production could have a significant adverse impact on VOC Brazos, which in turn could result in VOC Brazos not having sufficient net proceeds attributable to the Net Profits Interest for VOC Brazos to distribute cash to the Trust.
A purchaser’s failure to pay for purchased production could have a significant adverse impact on VOC Brazos’ business, which in turn could adversely affect the Trust. The recent tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers, which may reduce the net proceeds payable to the Trust and the amount of cash available for distribution to Trust unitholders.

The bankruptcy of VOC Brazos or any operator of the Underlying Properties could impede the operation of the wells and the development of the proved undeveloped reserves.
VOC Brazos is a privately held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2029 of approximately $36.8 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the Trust of the oil and natural gas production from the proved reserves attributable to the Underlying Properties will likely exceed the 7.0% per year projected in the reserve report. The operator of substantially all of the Underlying Properties is a privately held corporation engaged in the operation of oil and natural gas wells in Kansas and Texas. Therefore, the value of the net profits interest and the Trust’s ultimate cash available for distribution will be highly dependent on the financial condition of VOC Brazos and the operator. Neither VOC Brazos nor the operator is a reporting company or files periodic reports with the SEC. Therefore, Trust unitholders do not have access to financial information about VOC Brazos or the operator. Furthermore, neither VOC Brazos nor the operator has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants.
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
In the event of the bankruptcy of VOC Brazos or the operator, the Trust would have to seek a new party to perform the development and workover program or the operations of the wells operated by such operator. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period. As a result, such a bankruptcy may result in reduced production from the reserves and decreased distributions to Trust unitholders.
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
VOC Brazos may at any time transfer all or part of the Underlying Properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2021, 2022 and 2023, VOC Brazos plugged and abandoned 26, 16 and 7 wells, respectively, located on leases on the Underlying Properties. Trust unitholders will not be entitled to vote on any transfer of the Underlying Properties, and the Trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the Underlying Properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos’ obligations relating to the net profits interest on the portion of the Underlying Properties transferred.
In addition, VOC Brazos may, without the consent of the Trust unitholders, require the Trust to release the net profits interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust’s receiving an amount equal to the fair market value to the Trust of such net profits interest. Any net sales proceeds paid to the Trust will be distributable to Trust unitholders for the quarter in which they are received.
The Trustee may, under certain circumstances, sell the net profits interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment.
The Trustee must sell the net profits interest if the holders of a majority of the Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the net profits interest if the annual cash proceeds from the Underlying Properties attributable to the net profits interest are less than $1.0 million for each of any two consecutive years. The sale of the net profits interest will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders; however, Trust unitholders may not recover their investment in the Trust Units.
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

•
MV Purchasing, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the Underlying Properties, and it is expected to profit from this arrangement. Provisions in the net profits interest conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2023, VOC Brazos sold approximately 35% of the oil produced from the Underlying Properties to MV Purchasing.

•
VOC Partners, LLC has registration rights and can sell its Trust Units without considering the effects such sale may have on Trust Unit prices or on the Trust itself. In addition, VOC Partners, LLC can vote its Trust Units in its sole discretion without considering the interests of the other Trust unitholders.

The Trust is managed by a Trustee who cannot be replaced except by a vote of the Trust unitholders holding a majority of the Trust Units at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.
The business and affairs of the Trust are managed by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust Units, including Trust Units held by VOC Partners, LLC, at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust Units. VOC Partners, LLC owns 25% of the outstanding Trust Units. As a result, it will be difficult for public unitholders to remove or replace the Trustee without the cooperation of VOC Partners, LLC as long as it holds a significant percentage of total Trust Units.
Financial information of the Trust is not prepared in accordance with GAAP.
The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.
The Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, including that the Trust’s independent registered public accounting firm is not required to attest to the effectiveness of the Trust’s internal control over financial reporting. The Trust cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make the Trust Units less attractive to investors.
Currently, the Trust is a “smaller reporting company,” meaning that the outstanding Trust Units held by nonaffiliates had a value of less than $250 million at the end of the Trust’s most recently completed second fiscal quarter. As a smaller reporting company, the Trust is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning the Trust’s auditors are not required to attest to the effectiveness of the Trust’s internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of the Trust’s internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, the Trust takes advantage of its ability to provide certain other less comprehensive disclosures in its SEC filings, including, among other things, providing only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze the Trust’s results of operations and financial prospects, as the information the Trust provides to Trust unitholders may be different from what one might receive from other public companies in which one holds shares. As a smaller reporting company, the Trust is not required to provide this information.
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
The market price for publicly traded securities similar to the Trust Units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil and natural gas production from the Underlying Properties and the timing and amount of production and development costs. Consequently, the market price for the Trust Units may not necessarily be indicative of the value that the Trust would realize if it sold the net profits interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the Trust unitholder.
Trust unitholders have limited ability to enforce provisions of the net profits interest, and VOC Brazos’ liability to the Trust is limited.
The Trust Agreement permits the Trustee to sue VOC Brazos or any other future owner of the Underlying Properties to enforce the terms of the Conveyance. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, Trust unitholders’ recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue VOC Brazos or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue VOC Brazos or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Conveyance provides that, except as set forth in the Conveyance, VOC Brazos will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct.
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
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s recently adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition to this direct regulation of oil and gas sources, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge set forth in the Inflation Reduction Act of 2022 (“IRA”), which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The IRA included new Clean Air Act section 136(c) directing EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.
Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on VOC Brazos’ business, capital expenditures, financial condition and results of operations.
The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, VOC Brazos’ equipment and operations could require VOC Brazos to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for VOC Brazos’ products by making its products less desirable than competing sources of energy. To the extent that its products are competing with lower GHG-emitting energy, VOC Brazos’ products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. VOC Brazos cannot predict with any certainty at this time how these possibilities may affect its operations.
In addition, new and emerging regulatory initiatives in the U.S. related to climate change could adversely affect the Trust. On March 6, 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of VOC Brazos or the Trust or both.
Finally, some scientists have theorized that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such significant physical effects were to occur, they could have an adverse effect on VOC Brazos’ assets and operations and cause VOC Brazos to incur costs in preparing for and responding to them. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.
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
Neither VOC Brazos nor the Trustee has requested a ruling from the IRS regarding these tax questions. Such a ruling may not be granted if requested; moreover, the IRS could challenge these positions on audit.
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
Item 1B.   Unresolved Staff Comments.
None.
Item 1C.   Cybersecurity.
The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2023 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity strategy and procedures are embedded in its Three Lines of Defense model.
As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cyber threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. BNY Mellon also has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.
BNY Mellon has a defined third-party governance framework to help manage the risk posed to it by the use of third-party service providers. BNY Mellon evaluates the risk posed by third-party service engagements based on multiple factors. BNY Mellon has protocols that seek to mitigate cybersecurity risks associated with third-party service providers based on the risk level assigned to such third party, which may include mandatory contractual obligations or the implementation of additional controls by BNY Mellon and/or the applicable service provider.
ISD is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for ISD and management designed to help identify, assess and manage cybersecurity risk.
BNY Mellon’s Internal Audit function serves as the third line of defense and provides an independent view on how effectively the organization as a whole manages cybersecurity risk.
Risk Management Oversight and Governance
BNY Mellon’s management is responsible for assessing and managing BNY Mellon’s material risks from cybersecurity threats with oversight provided by its Board of Directors (the “Board”) and the Board committees. The Risk Committee of the Board has primary responsibility for oversight of the overall operation of BNY Mellon’s risk management framework, including policies and practices addressing cybersecurity risk, and is responsible for the oversight of the second line of defense with respect to its cybersecurity risk management responsibilities. The Technology Committee of the Board and the full Board regularly receive reports and briefings from management concerning cybersecurity matters, including any significant changes to BNY Mellon’s cybersecurity program. BNY Mellon also has protocols for escalating cybersecurity threats and incidents to the Technology Committee of the Board and the full Board. In addition, the Audit Committee of the Board monitors and oversees the performance of Internal Audit, including with respect to its cybersecurity risk management responsibilities.
At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning ISD and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board. The Technology Oversight Committee is chaired by the Chief Information Officer (the “CIO”) and its members include the CISO.
BNY Mellon’s Technology Risk Committee is responsible for, among other things, overseeing and reviewing significant cybersecurity incidents. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is co-chaired by the Head of Technology Risk and Control and the Chief Technology Risk Officer, and the CISO is a member.
BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO has served in that position since 2017 and previously held roles as Chief Information Officer, Chief Technology Officer, and numerous other technology management positions at other large financial institutions. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2021 and previously served as Global Head of Technology Risk Management, Chief Information Security

Officer, Global Head of Cyber Risk and Operational Resilience and Chief Risk Officer for Technology and Operations at other large financial institutions.
Item 2.   Properties.
Reference is made to “Item 1. Business — Description of the Underlying Properties” and “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program,” which are incorporated herein by reference.
Item 3.   Legal Proceedings.
Currently, there are no legal proceedings pending to which the Trust is a party or of which any of its property is the subject.
Item 4.   Mine Safety Disclosures.
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust Units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol “VOC.” As of March 20, 2024, the 17,000,000 units outstanding were held by six unitholders of record.
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
Recent Sales of Unregistered Securities
There were no equity securities sold by the Trust during the year ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Purchases of Equity Securities
There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2023.
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
Critical Accounting Policies and Estimates
The Trust uses the modified cash basis of accounting to report receipts by the Trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the Underlying Properties, times 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the Conveyance.
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
The following is a summary of income from net profits interest received by the Trust for the years ended December 31, 2021, 2022 and 2023, consisting of the February, May, August and November distributions for each respective year.

	Year Ended December 31,
	2021	2022	2023
Sales volumes:
Oil (Bbl)	528,166(1)	523,379(2)	495,672(3)
Natural gas (Mcf)	352,159(1)	315,726(2)	297,928(3)
Total (BOE)	586,859	576,000	545,327
Average sales prices:
Oil (per Bbl)	$53.09	$89.35	$75.33
Natural gas (per Mcf)	$2.98	$6.80	$4.68
Gross proceeds:
Oil sales	$28,040,262(1)	$46,765,144(2)	$37,338,475(3)
Natural gas sales	1,048,349(1)	2,146,497(2)	1,394,915(3)
Total gross proceeds	29,088,611	48,911,641	38,733,390
Costs:
Production and development costs:
Lease operating expenses	11,645,363	14,247,873	14,268,658
Production and property taxes	1,753.929	1,996,482	2,037,664
Development expenses	4,061,450	3,174,725	1,852,171
Total costs	17,460,742	19,419,080	18,158,493
Excess of revenues over direct operating expenses and lease equipment and development costs	11,627,869	29,492,561	20,574,897
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	9,302,296	23,594,050	16,459,918
Cash reserve	0	0	0
Income from net profits interest	$9,302,296	$23,594,050	$16,459,918

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

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2023 (consisting of VOC Brazos’ February, May, August and November 2023 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2022 through August 2023.

Comparison of Results of the Trust for the Years Ended December 31, 2023 and 2022
The following represents a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2023 and 2022. Refer to “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, for a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2022 and 2021.
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
Total oil and natural gas sales.   Oil and natural gas sales were $38,733,390 for the year ended December 31, 2023, a decrease of $10,178,251 or 20.8% from $48,911,641 for the year ended December 31, 2022. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to a decrease in market prices for oil and natural gas sales during 2023 compared to 2022 and a decrease in oil and gas sales volumes compared to 2022. Oil sales volumes were 495,672 Bbls for the year ended December 31, 2023, a decrease of 27,707 Bbls or 5.3% from 523,379 Bbls for the year ended December 31, 2022, while natural gas sales volumes were 297,928 Mcf, a decrease of 17,798 Mcf from 315,726 Mcf for the year ended December 31, 2022. During the year ended December 31, 2023, the average price for oil decreased 15.7% to $75.33 per Bbl and the average price for natural gas decreased 31.2% to $4.68 per Mcf.
Costs.   Lease operating expenses were $14,268,658 for the year ended December 31, 2023, an increase of $20,785 or 0.1% from $14,247,873 for the year ended December 31, 2022. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $2,037,664 for the year ended December 31, 2023, an increase of $41,182 or 2.1% from $1,996,482 for the year ended December 31, 2022. The increase is primarily due to an increase in property taxes of $357,641 or 56.3% offset by a decrease in production taxes of $316,459 or 23.3% as a result of lower prices for oil and natural gas sales.
Development expenses were $1,852,171 for the year ended December 31, 2023, a decrease of $1,322,554 or 41.7% from $3,174,725 for 2022. Of this decrease, $1,226,807 is attributable to the difference between $214,576 in expenses associated with the completion of two horizontal wells in 2023 as compared to the associated $1,441,382 in expenses from the drilling and partial completion of these same wells in 2022. The remaining portion of the decrease was due to decreases in other drilling activity and development expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Excess of revenues over direct operating expenses and lease equipment and development costs.   The excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties was $20,574,897 for the year ended December 31, 2023, a decrease of $8,917,664 or 30.2% from $29,492,561 for the year ended December 31, 2022. The Trust’s 80% net profits interest of these totals was $16,459,918 and $23,594,050, respectively. During the years ended December 31, 2023 and 2022, VOC Brazos did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $16,459,918 and $23,594,050, respectively, for such years. These amounts were further reduced by a Trustee holdback for current estimated expenses of $1,013,888 and $975,080 for the years ended December 31, 2023 and 2022, respectively, and a Trustee holdback for future estimated expenses of $231,030 and $943,970 for the years ended December 31, 2023 and 2022, respectively. The Trustee paid general and administrative expenses of $1,064,494 for the year ended December 31, 2023, an increase of $107,117 from $957,377 for the year ended December 31, 2022. These factors resulted in distributable income for the year ended December 31, 2023 of $15,215,000, a decrease of $6,460,000 from $21,675,000 for the year ended December 31, 2022.
Liquidity and Capital Resources
Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of December 31, 2023, the Trustee held $1,429,301, which includes the $1.175 million cash reserve described below, as such a reserve. The Trust paid, out of the first cash payment received by the Trust, the Trustee’s and Delaware Trustee’s legal expenses incurred in forming the Trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware Trustee’s acceptance fee in the amount of $5,000.

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
The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as lender provided the terms of the loan are fair to the Trust unitholders. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make no other short-term investments with the funds distributed to the Trust. The Trustee has no current plans to authorize the Trust to borrow money. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2023, the Trust made no borrowings.
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
The Trust pays the Trustee an administrative fee of $150,000 per year. The Trust paid an annual fee to the Delaware Trustee of $2,500, $2,510 and $2,510 in 2021, 2022 and 2023, respectively. The Trust also incurs, either directly or as a reimbursement to the Trustee, legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the Trust before distributions are made to Trust unitholders, including the $18,750 administrative services fee payable quarterly to VOC Brazos pursuant to an administrative services agreement. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.
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
Planned Development and Workover Program
The primary goals of VOC Brazos’ development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos’ existing wells or VOC Brazos’ historical drilling success rate. With respect to the Underlying Properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:
•
Kansas.   VOC Brazos’ historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos expects to incur future development expenditures for these properties through December 31, 2027 of approximately $1.1 million, of which VOC Brazos contemplates spending approximately $0.9 million to drill and complete three vertical wells. The remaining approximately $0.2 million is expected to be used for recompletions and workovers of two wells.
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

•
In 2018, VOC Brazos entered into a new joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the new joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four LWOS wells (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood has no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). No new Hawkwood Development Wells were drilled in 2021, 2022 or 2023.

•
In 2022, Wildfire Energy Operating, LLC (“Wildfire”) acquired Hawkwood. As a result, Wildfire retained the rights of Hawkwood under the joint venture agreement.

•
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

•
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

•
VOC Brazos expects to incur future development expenditures for the Texas Underlying Properties through December 31, 2029 of approximately $34.9 million to drill and complete four Hawkwood Development Wells and four non-joint venture agreement wells, all within the

Woodbine Interval of the Kurten Woodbine Unit. Additionally, VOC Brazos expects to incur approximately $0.8 million to convert 13 horizontal wells from gas lift to rod pump. The Trust will indirectly bear an 80% share of these development expenditures as described below.
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
Winter Weather Update
As previously disclosed, in January 2024 VOC Brazos advised the Trust that it expects the distribution of net profits for the quarterly payment period ending March 31, 2024 will be adversely impacted by the severe winter storms that affected Kansas and Texas in early 2024 and resulted in the curtailment of production on certain of the Underlying Properties. The snow and ice associated with these storms disabled electrical power to the affected Underlying Properties for an extended period, rendering some properties inaccessible, and generally created difficult working conditions. VOC Brazos estimated that production from the Underlying Properties of approximately 12,500 to 15,000 net barrels of oil during the payment period ending March 31, 2024 has been deferred as the result of this curtailment. VOC Brazos informed the Trustee that most of the curtailed production was restored by the end of January 2024 and that VOC Brazos expects the storm effects on production from the Underlying Properties should be greatly reduced during the quarterly payment period ending June 30, 2024.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.   Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of VOC Energy Trust
and The Bank of New York Mellon Trust Company, N.A., as Trustee
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the “Trust”) as of December 31, 2023 and 2022, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2023 and 2022, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
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
Oklahoma City, Oklahoma
March 20, 2024

VOC ENERGY TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2022	2023
ASSETS
Cash and cash equivalents	$1,248,877	$1,429,301
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(126,792,167)	(128,648,342)
Total assets	$15,048,316	$13,372,565
TRUST CORPUS
Trust corpus, 17,000,000 Trust Units issued and outstanding at December 31, 2022 and 2023, respectively	$15,048,316	$13,372,565
STATEMENTS OF DISTRIBUTABLE INCOME
	Year Ended December 31,
	2021	2022	2023
Income from net profits interest	$9,302,296	$23,594,050	$16,459,918
Cash on hand used (withheld) for Trust expenses	315,800	(961,673)	(180,424)
General and administrative expenses(1)	(948,096)	(957,377)	(1,064,494)
Distributable income	$8,670,000	$21,675,000	$15,215,000
Distributions per Trust Unit (17,000,000 Trust Units issued and outstanding at December 31, 2021, 2022 and 2023, respectively)	$0.510	$1.275	$0.895

(1)
Includes $136,620, $114,330 and $118,902 paid to VOC Brazos and $150,000, $150,000 and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2021, 2022 and 2023, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year Ended December 31,
	2021	2022	2023
Trust corpus, beginning of year	$19,012,202	$16,005,190	$15,048,316
Income from net profits interest	9,302,296	23,594,050	16,459,918
Cash distributions	(8,670,000)	(21,675,000)	(15,215,000)
Trust expenses	(948,096)	(957,377)	(1,064,494)
Amortization of net profits interest	(2,691,212)	(1,918,547)	(1,856,175)
Trust corpus, end of year	$16,005,190	$15,048,316	$13,372,565
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
VOC Brazos is a privately held limited partnership engaged in the production and development of oil and natural gas from properties located in Texas. VOC Kansas Energy Partners, L.L.C., a Kansas limited liability company (“VOC Kansas”), is a privately held limited liability company engaged in the production and development of oil and natural gas from properties primarily located in Kansas along with a limited number of Texas properties. In connection with the closing of the initial public offering of units of beneficial interest in the Trust (“Trust Units”) in May 2011, VOC Brazos acquired all of the membership interests in VOC Kansas in exchange for newly issued limited partner interests in VOC Brazos pursuant to a Contribution and Exchange Agreement, dated August 30, 2010, as amended, by and between VOC Brazos and VOC Kansas. This resulted in VOC Kansas becoming a wholly owned subsidiary of VOC Brazos.
The Trust was created to acquire and hold a term net profits interest representing the right to receive 80% of the net proceeds (calculated as described below in Note C) from production from the Underlying Properties (as defined below) (the “net profits interest”). The net profits interest consists of working interests in substantially all of the oil and natural gas properties held by VOC Brazos and VOC Kansas in the States of Kansas and Texas as of the date of the conveyance of the net profits interest to the Trust (the “Conveyance”). The properties in which the Trust holds the net profits interest are referred to as the “Underlying Properties.”
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
As of December 31, 2023, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 8.7 MMBoe of production from the Underlying Properties (which is the equivalent of 6.9 MMBoe (unaudited) in respect of the net profits interest).
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
1.
Basis of accounting

The Trust uses the modified cash basis of accounting to report receipts by the Trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the Underlying Properties times 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the Conveyance.
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
No new accounting pronouncements have been adopted or issued during the year ended December 31, 2023 that would impact the financial statements of the Trust.
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

•
any overhead charge incurred pursuant to any operating agreement or other arrangement relating to an Underlying Property as permitted under the applicable conveyance, including the overhead fees payable by VOC Brazos to its affiliates Vess Oil Corporation (“Vess Oil”), L.D. Drilling Inc. and Davis Petroleum (Vess Oil, L.D. Drilling Inc. and Davis Petroleum are referred to collectively as the “VOC Operators”); effective September 1, 2022, Vess Oil took over, from Davis Petroleum, operations of the Underlying Properties in which VOC Brazos had an ownership interest; and effective July 1, 2023, Vess Oil took over, from L.D. Drilling, Inc., operations of the Underlying Properties in which VOC Brazos had an ownership interest;

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
If the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.
Gross proceeds and net proceeds are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.
The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the Conveyance, and was calculated as follows:
Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property value to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606
NOTE D — INCOME FROM NET PROFITS INTEREST
	Year Ended December 31,
	2021	2022	2023
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$11,627,869	$29,492,561	$20,574,897
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	9,302,296	23,594,050	16,459,918
Cash reserve(2)	0	0	0
Income from net profits interest	$9,302,296(3)	$23,594,050(4)	$16,459,918(5)

(1)
Pursuant to the terms of the Conveyance, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the Conveyance, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2021, 2022 and 2023, respectively.

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

(5)
The income from the net profits interest for the year ended December 31, 2023 (consisting of VOC Brazos’ February, May, August and November 2023 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2022 through August 2023.

For the years ended December 31, 2021, 2022 and 2023, MV Purchasing, LLC (“MV Purchasing”), an affiliate of VOC Brazos, purchased 35%, for each year, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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

Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 12, 2021	October 1, 2020 through December 31, 2020	$0.030	$0.510 million	$0	$0.510 million
May 14, 2021	January 1, 2021 through March 31, 2021	$0.120	$2.040 million	$0	$2.040 million
August 13, 2021	April 1, 2021 through June 30, 2021	$0.160	$2.720 million	$0	$2.720 million
November 12, 2021	July 1, 2021 through September 30, 2021	$0.200	$3.400 million	$0	$3.400 million
February 14, 2022	October 1, 2021 through December 31, 2021	$0.250	$4.250 million	$0	$4.250 million
May 14, 2022	January 1, 2022 through March 31, 2022	$0.280	$4.760 million	$0	$4.760 million
August 12, 2022	April 1, 2022 through June 30, 2022	$0.380	$6.460 million	$0	$6.460 million
November 14, 2022	July 1, 2022 through September 30, 2022	$0.365	$6.205 million	$0	$6.205 million
February 14, 2023	October 1, 2022 through December 31, 2022	$0.230	$3.910 million	$0	$3.910 million
May 12, 2023	January 1, 2023 through March 31, 2023	$0.230	$3.910 million	$0	$3.910 million
August 14, 2023	April 1, 2023 through June 30, 2023	$0.210	$3.570 million	$0	$3.570 million
November 14, 2023	July 1, 2023 through September 30, 2023	$0.225	$3.825 million	$0	$3.825 million

(1)
Pursuant to the terms of the Conveyance, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time.

NOTE G — RELATED PARTY TRANSACTIONS
Trustee Administrative Fee.   Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee and paid $2,500, $2,510 and $2,510 to the Delaware Trustee for 2021, 2022 and 2023, respectively.
Agreement with VOC Brazos.   In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2021, 2022 and 2023, $136,620 (representing five quarters), $114,330 (representing four quarters) and $118,902 (representing four quarters) respectively, was paid to VOC Brazos as administrative fees.
Joint Venture Agreement.   In 2018, VOC Brazos entered into a joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four wells in the Lower Woodbine Organic

Shale (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood has no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”).
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
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2021, 2022 and 2023, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made, and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.175 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. This amount is in addition to the letter of credit in the amount of $1.7 million discussed above. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. This cash reserve is included in cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus.
NOTE I — OTHER EVENTS
Subsequent event
On January 19, 2024, the Trust announced a Trust distribution to Trust unitholders of record on January 30, 2024 of $3,230,000, or $0.19 per unit, which was paid on February 14, 2024. Such distribution consisted of the net proceeds of production collected by VOC Brazos from October 1, 2023 through December 31, 2023.
NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2021, 2022 and 2023 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2021, 2022 and 2023 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2020	2,418,729	2,024,991	2,756,226
Revisions of previous estimates	1,253,176	439,848	1,326,484
Production	(423,320)	(266,388)	(467,718)
Balance at December 31, 2021	3,248,585	2,198,451	3,614,992
Revisions of previous estimates	(14,586)	37,575	(8,323)
Production	(409,508)	(250,304)	(451,225)
Balance at December 31, 2022	2,824,491	1,985,722	3,155,444
Revisions of previous estimates	(158,724)	(410,161)	(227,084)
Production	(386,949)	(219,530)	(423,537)
Balance at December 31, 2023	2,278,818	1,356,031	2,504,823
Proved developed reserves
December 31, 2020	1,948,646	1,557,190	2,208,178
December 31, 2021	2,421,006	1,427,988	2,659,004
December 31, 2022	2,226,219	1,711,724	2,511,506
December 31, 2023	1,859,926	1,153,974	2,052,255
Proved undeveloped reserves
December 31, 2020	470,083	467,801	548,048
Additional proved undeveloped reserves added	142,948	67,971	154,277
Revisions of previous estimates	214,548	234,691	253,663
December 31, 2021	827,579	770,463	955,988
Proved undeveloped reserves converted to proved developed by drilling	(32,610)	(15,504)	(35,194)
Additional proved undeveloped reserves added	22,971	0	22,971
Revisions of previous estimates	(219,668)	(480,961)	(299,827)
December 31, 2022	598,272	273,998	643,938
Additional proved undeveloped reserves added	110,695	47,904	118,679
Revisions of previous estimates	(290,075)	(119,845)	(310,047)
December 31, 2023	418,892	202,057	452,570
The Trust recognized net increases in reserves for its share of VOC Brazos’ total during 2021. This increase was primarily the result of net positive revisions due to increases in realized prices during 2021, including additional net proved undeveloped reserve locations of 127,130 Boe due to changes in a previously adopted development plan, offset by production of properties of 467,718 Boe.
The Trust recognized net decreases in reserves for its share of VOC Brazos’ total during 2022 associated with the production of properties of 451,225 Boe. This decrease was also compounded by a negative revision due to increases in development costs and a net negative decrease of reserves of 1,496 Boe due to the removal of proved undeveloped locations in a previously adopted development plan.
The Trust recognized net decreases in reserves for its share of VOC Brazos’ total during 2023 associated with the production of properties of 423,537 Boe. This decrease was also compounded by a negative revision due to increases in development costs and a net negative decrease of reserves of 93,677 Boe due to the removal of proved undeveloped locations in a previously adopted development plan.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2021, 2022 and 2023.
	2021	2022	2023
Future cash inflows	$212,513,400	$269,711,309	$175,123,174
Future costs
Production	(89,189,706)	(95,488,937)	(76,651,487)
Development	(24,548,756)	(33,370,634)	(29,432,877)
Future net cash flows	98,774,938	140,851,738	69,038,810
Less 10% discount factor	(31,156,732)	(42,470,509)	(18,870,992)
Standardized measure of discounted future net cash flows	$67,618,206	$98,381,229	$50,167,818
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2021	2022	2023
Standardized measure at beginning of year	$17,480,030	$67,618,206	$98,381,229
Net proceeds to the Trust	(9,302,296)	(23,594,049)	(16,459,918)
Net changes in price and production costs	35,189,711	53,018,239	(44,045,655)
Changes in estimated future development costs	(10,644,520)	(8,340,638)	5,061,640
Development costs incurred during the year	1,543,377	1,264,823	57,549
Revisions of quantity estimates	32,683,902	(602,964)	(4,152,012)
Accretion of discount	1,748,003	6,761,821	9,838,123
Changes in production rates, timing and other	(1,080,001)	2,255,791	1,486,862
Standardized measure at end of year	$67,618,206	$98,381,229	$50,167,818
The average, first-day-of-the-month price during the 12-month period for 2021, 2022 and 2023 used in determining future net revenues related to the standardized measure calculation are as follows:
	2021	2022	2023
Oil (per Bbl)	$63.32	$90.85	$75.24
Gas (per Mcf)	$2.56	$5.59	$1.76

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
Due to the contractual arrangements of (i) the Trust Agreement and (ii) the Conveyance, the Trustee relies on (A) information provided by VOC Brazos, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See “Item 1A. Risk Factors — Neither the Trust nor the Trust’s unitholders have the ability to influence VOC Brazos or control the operations or development of the Underlying Properties” in this Form 10-K, and “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of certain risks relating to these arrangements and reliance on information when reported by VOC Brazos to the Trustee and recorded in the Trust’s results of operations.
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2023, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.
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
As of December 31, 2023, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.
Item 9B.   Other Information.
Rule 10b5-1 Trading Plans.   During the three months ended December 31, 2023, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.
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
Code of Ethics
The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with the code of ethics of The Bank of New York Mellon Trust Company, N.A.
Item 11.   Executive Compensation.
During the years ended December 31, 2021, 2022 and 2023, the Trustee received compensation from the Trust in the amount of $150,000 for each year. The Trust does not have any executive officers. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust Units as of March 20, 2024 by each person who, to the Trust’s knowledge, beneficially owns more than 5% of the outstanding Trust Units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Robert J. Raymond(3)	1,856,962	10.9%

(1)
Based on 17,000,000 Trust Units outstanding as of March 20, 2024.

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
Administrative Services Agreement
The Trust has entered into an administrative services agreement with VOC Brazos that obligates the Trust, throughout the term of the Trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the Trust relating to the net profits interest. The annual fee is payable in equal quarterly installments and increases by 4% each year. For 2021, 2022 and 2023, $136,620 (representing five quarters), $114,330 (representing four quarters) and $118,902 (representing four quarters), respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and VOC Brazos.
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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Trust’s financial statements for 2022 and 2023 and fees billed for other services rendered by Grant Thornton LLP.
	2022	2023
Audit fees	$248,292	$266,646
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$248,292	$266,646

PART IV
Item 15.   Exhibit and Financial Statement Schedules
(a)(1)   Financial Statements
The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:
(a)(2)   Schedules
Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
(a)(3)   Exhibits
Exhibit Number		Description
3.1	—	Certificate of Trust of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on December 30, 2010 (Registration No. 333-171474))
3.2	—	Amended and Restated Trust Agreement of VOC Energy Trust, dated as of May 10, 2011, among VOC Brazos Energy Partners, L.P., The Bank of New York Mellon Trust Company, N.A., as Trustee of VOC Energy Trust, and Wilmington Trust Company, as Delaware Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
4.1	—	Registration Rights Agreement, dated as of May 10, 2011, by and between VOC Partners, LLC and VOC Energy Trust. (Incorporated herein by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 10, 2011 (File No. 0001-35160))
4.2	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-35160))
10.1	—	Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment, dated as of May 10, 2011, from VOC Brazos Energy Partners, L.P. and VOC Kansas Energy Partners, LLC, to The Bank of New York Mellon Trust Company, N.A. in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
10.2	—	Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
31.1*	—	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	—	Certification furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit Number		Description
97.1*	—	VOC Energy Trust Clawback Policy
99.1*	—	Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

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
March 20, 2024
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