Form 10-Q
period 2024-03-31
VOC Energy Trust
filed 2024-05-08
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2024

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

As of May 8, 2024, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOC ENERGY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2024	2023
Income from net profits interest	$3,604,114	$4,328,752
Cash on hand withheld for Trust expenses	(17,655)	(43,189)
General and administrative expenses (1)	(356,459)	(375,563)
Distributable income	$3,230,000	$3,910,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at March 31, 2024 and 2023)	$0.19	$0.23

(1)	Includes $30,014 and $28,860 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended March 31, 2024 and 2023, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended March 31, 2024 and 2023.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,446,956	$1,429,301
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(129,109,722)	(128,648,342)
Total assets	$12,928,840	$13,372,565

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at March 31, 2024 and December 31, 2023	$12,928,840	$13,372,565

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2024	2023
Trust corpus, beginning of period	$13,372,565	$15,048,316
Income from net profits interest	3,604,114	4,328,752
Cash distributions	(3,230,000)	(3,910,000)
Trust expenses	(356,459)	(375,563)
Amortization of net profits interest	(461,380)	(472,231)
Trust corpus, end of period	$12,928,840	$14,619,274

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

As of March 31, 2024, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 8.8 MMBoe of production from the underlying properties (which is the equivalent of 7.0 MMBoe (unaudited) in respect of the net profits interest).

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

Note 2.    Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2024 and for the three-month periods ended March 31, 2024 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended March 31, 2024 or 2023.

No new accounting pronouncements were adopted or issued during the quarter ended March 31, 2024 that would impact the financial statements of the Trust.

Note 4.    Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5.    Income from Net Profits Interest

	Three months ended March 31,
	2024	2023
Excess of revenues over direct operating expenses and lease equipment and development costs (1)	$4,505,142	$5,410,940
Times 80% net profits interest to Trust	80%	80%
Income from net profits interest before reserve adjustments	3,604,114	4,328,752
VOC Brazos reserve for future development, maintenance or operating expenditures (2)	–	–
Income from net profits interest (3)	$3,604,114	$4,328,752

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended March 31, 2024 and 2023, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at March 31, 2024 and 2023.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended March 31, 2024 substantially represents production by VOC Brazos from September 2023 through November 2023. The cash received by the Trust during the three months ended March 31, 2023 substantially represents production by VOC Brazos from September 2022 through November 2022.

For the three months ended March 31, 2024 and 2023, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2024 was $3,230,000, or $0.19 per Trust Unit, and was made on February 14, 2024 to Trust unitholders owning Trust Units as of January 30, 2024. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2023 through December 31, 2023.

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

Note 8.    Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2024 and 2023, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1,700,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9.    Subsequent Events

On April 18, 2024, the Trust announced a Trust distribution of net profits for the first quarterly payment period ended March 31, 2024. Unitholders of record on April 30, 2024 will receive a distribution amounting to $3,060,000, or $0.18 per Trust Unit, which will be paid on May 15, 2024.

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

Results of Operations

Results of Operations for the Quarters Ended March 31, 2024 and 2023

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2024 and 2023 consisting of the January distribution for each respective year:

	Three months ended March 31,
	2024	2023
Sales volumes:
Oil (Bbl)	116,405	127,600
Natural gas (Mcf)	67,921	83,501
Total (BOE)	127,725	141,517
Average sales prices:
Oil (per Bbl)	$81.39	$82.73
Natural gas (per Mcf)	$3.24	$7.65
Gross proceeds:
Oil sales	$9,474,489	$10,556,507
Natural gas sales	220,046	639,071
Total gross proceeds	$9,694,535	11,195,578
Costs:
Production and development costs:
Lease operating expenses	3,907,650	4,022,303
Production and property taxes	834,484	893,958
Development expenses	447,259	868,377
Total costs	$5,189,393	5,784,638

Excess of revenues over direct operating expenses and lease equipment and development costs	4,505,142	5,410,940
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,604,114	4,328,752
VOC Brazos reserve for future development, maintenance or operating expenditures	–	–
Income from net profits interest	$3,604,114	$4,328,752

 The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2024 substantially represents the production by VOC Brazos from September 2023 through November 2023. The cash received by the Trust from VOC Brazos during the quarter ended March 31, 2023 substantially represents the production by VOC Brazos from September 2022 through November 2022. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $9,694,535 for the three months ended March 31, 2024, a decrease of $1,501,043 or 13.4% from $11,195,578 for the three months ended March 31, 2023. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to decreases in market prices for oil and natural gas and by decreases in oil and natural gas sales volumes during the first quarter of 2024. During the three months ended March 31, 2024, the average price for oil decreased 1.6% to $81.39 per Bbl and the average price for natural gas decreased 57.6% to $3.24 per Mcf. During the three months ended March 31, 2024, oil sales volumes were 116,405 Bbls, a decrease of 11,195 Bbls or 8.8% from 127,600 Bbls for the three months ended March 31, 2023, while natural gas sales volumes were 67,921 Mcf, a decrease of 15,580 Mcf or 18.7 % from 83,501 Mcf for the same period in 2023.

Costs. Lease operating expenses were $3,907,650 for the three months ended March 31, 2024, a decrease of $114,653 or 2.9% from $4,022,303 for the three months ended March 31, 2023. Production and property taxes were $834,484 for the three months ended March 31, 2024, a decrease of $59,474 or 6.7% from $893,958 for the same period in 2023. Such decrease is primarily due to a $65,743 or 20.7% decrease in production taxes due primarily to lower sales volumes and sales prices for oil and natural gas, partially offset by an increase of $6,269 or 1.1% in property taxes. Development expenses were $447,259 for the three months ended March 31, 2024, a decrease of $421,118 or 48.5% from $868,377 for the same period in 2023. Such decrease was primarily due to a decrease in drilling activity and development expenses, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, a period that included approximately $200,000 in costs associated with the completion costs of two horizontal wells in Texas.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,505,142 for the three months ended March 31, 2024, a decrease of $905,798 or 16.7% from $5,410,940 for the three months ended March 31, 2023. The Trust’s 80% net profits interest of these totals were $3,604,114 and $4,328,752, respectively. During the three months ended March 31, 2024 and 2023, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $3,604,114 and $4,328,752 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $374,114 and $187,722 for the three months ended March 31, 2024 and 2023, respectively, and a Trustee holdback for future estimated Trust expenses of $231,030 for the three months ended March 31, 2023. The Trustee paid general and administrative expenses of $356,459 for the three months ended March 31, 2024, a decrease of $19,104 from $375,563 for the three months ended March 31, 2023. These factors resulted in distributable income for the three months ended March 31, 2024 of $3,230,000, a decrease of $680,000 from $3,910,000 for the three months ended March 31, 2023.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of March 31, 2024, the Trustee held $1,446,956 as cash and cash equivalents on the accompanying Condensed Statements of Assets and Trust Corpus, which includes the $1.175 million cash reserve described below, as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three months ended March 31, 2024 and 2023, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1,000,000 in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 on March 31, 2024 and 2023, respectively.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2024, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

Item 5.	Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended March 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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

Date: May 8, 2024

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