Form 10-Q
period 2024-06-30
VOC Energy Trust
filed 2024-08-09
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income from net profits interest	$3,377,463	$4,222,042	$6,981,577	$8,550,794
Cash on hand withheld for Trust expenses	(196,626)	(76,177)	(214,281)	(119,366)
General and administrative expenses (1)	(120,837)	(235,865)	(477,296)	(611,428)
Distributable income	$3,060,000	$3,910,000	$6,290,000	$7,820,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2024 and 2023)	$0.18	$0.23	$0.37	$0.46

(1)	Includes $31,215 and $30,014 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2024 and 2023, respectively, and $61,229 and $58,874 during the six months ended June 30, 2024 and 2023, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended June 30, 2024 and 2023 and $75,000 during each of the six-month periods ended June 30, 2024 and 2023.

STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,643,582	$1,429,301
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(129,548,020)	(128,648,342)
Total assets	$12,687,168	$13,372,565

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2024 and December 31, 2023	$12,687,168	$13,372,565

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$12,928,840	$14,619,274	$13,372,565	$15,048,316
Income from net profits interest	3,377,463	4,222,042	6,981,577	8,550,794
Cash distributions	(3,060,000)	(3,910,000)	(6,290,000)	(7,820,000)
Trust expenses	(120,837)	(235,865)	(477,296)	(611,428)
Amortization of net profits interest	(438,298)	(444,516)	(899,678)	(916,747)
Trust corpus, end of period	$12,687,168	$14,250,935	$12,687,168	$14,250,935

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

As of June 30, 2024, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 8.9 MMBoe of production from the underlying properties (which is the equivalent of 7.1 MMBoe (unaudited) in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2024 and for the three- and six-month periods ended June 30, 2024 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended June 30, 2024 or 2023.

No new accounting pronouncements were adopted or issued during the quarter ended June 30, 2024 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,221,829	$5,277,552	$8,726,971	$10,688,492
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,377,463	4,222,042	6,981,577	8,550,794
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	—	—	—
Income from net profits interest(3)	$3,377,463	$4,222,042	$6,981,577	$8,550,794

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the December through February production periods for the three months ended June 30 and during each of the September through February production periods for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024 and 2023, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at June 30, 2024 and 2023.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2024 substantially represents production by VOC Brazos from December 2023 through February 2024, and the cash received by the Trust during the three months ended June 30, 2023 substantially represents production by VOC Brazos from December 2022 through February 2023. The cash received by the Trust during the six months ended June 30, 2024 substantially represents production by VOC Brazos from September 2023 through February 2024, and the cash received by the Trust during the six months ended June 30, 2023 substantially represents production by VOC Brazos from September 2022 through February 2023.

For the three and six months ended June 30, 2024 and 2023, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 6. Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7. Distributions to Unitholders

VOC Brazos makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build a reserve of approximately $1.175 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. This cash reserve is included in cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus.

The first quarterly distribution during 2024 was $3,230,000, or $0.19 per Trust Unit, and was made on February 14, 2024 to Trust unitholders owning Trust Units as of January 30, 2024. Such distribution included the net proceeds of production collected by VOC Brazos from October 1, 2023 through December 31, 2023.

The second quarterly distribution during 2024 was $3,060,000, or $0.18 per Trust Unit, and was made on May 15, 2024 to Trust unitholders owning Trust Units as of April 30, 2024. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2024 through March 31, 2024.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2024 and 2023, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On July 18, 2024, the Trust announced a Trust distribution of net profits for the quarterly payment period ended June 30, 2024. Unitholders of record on July 30, 2024 will receive a distribution amounting to $3,060,000, or $0.18 per Trust Unit, which will be paid on August 14, 2024.

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

Results of Operations

Results of Operations for the Quarters Ended June 30, 2024 and 2023

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2024 and 2023 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2024	2023
Sales volumes:
Oil (Bbl)	110,534	120,771
Natural gas (Mcf)	64,808	74,644
Total (BOE)	121,335	133,212
Average sales prices:
Oil (per Bbl)	$71.25	$74.16
Natural gas (per Mcf)	$3.10	$5.37
Gross proceeds:
Oil sales	$7,875,193	$8,955,923

	Three months ended June 30,
	2024	2023
Natural gas sales	201,034	401,092
Total gross proceeds	8,076,227	9,357,015
Costs:
Production and development costs:
Lease operating expenses	3,312,352	3,637,884
Production and property taxes	183,728	279,484
Development expenses	358,318	162,095
Total costs	3,854,398	4,079,463

Excess of revenues over direct operating expenses and lease equipment and development costs	4,221,829	5,277,552
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,377,463	4,222,042
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$3,377,463	$4,222,042

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2024 substantially represents the production by VOC Brazos from December 2023 through February 2024. The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2023 substantially represents the production by VOC Brazos from December 2022 through February 2023. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $8,076,227 for the three months ended June 30, 2024, a decrease of $1,280,788 or 13.7% from $9,357,015 for the three months ended June 30, 2023. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to decreases in market prices for oil and natural gas and a decrease in oil and natural gas sales volumes, as further discussed below, during the second quarter of 2024. During the three months ended June 30, 2024, the average price for oil decreased 3.9% to $71.25 per Bbl and the average price for natural gas decreased 42.3% to $3.10 per Mcf. Oil sales volumes were 110,534 Bbls for the three months ended June 30, 2024, a decrease of 10,237 Bbls or 8.5% from 120,771 Bbls for the three months ended June 30, 2023, while natural gas sales volumes were 64,808 Mcf, a decrease of 9,836 Mcf or 13.2% from 74,644 Mcf for the same period in 2023. These oil and natural gas sales volume decreases are partially the result of severe winter storms in January 2024 that affected Kansas and Texas and resulted in a curtailment of production on certain of the underlying properties, as discussed in the Trust’s Current Report on Form 8-K filed on January 19, 2024. The snow and ice associated with those storms disabled electrical power to the affected underlying properties for an extended period, rendering some properties inaccessible, and generally created difficult working conditions.

Costs. Lease operating expenses were $3,312,352 for the three months ended June 30, 2024, a decrease of $325,532 or 8.9% from $3,637,884 for the three months ended June 30, 2023. Production and property taxes were $183,728 for the three months ended June 30, 2024, a decrease of $95,756 or 34.3% from $279,484 for the same period in 2023. Such decrease is the result of a $63,281 decrease in production taxes, primarily due to lower sales prices, and a $32,475 decrease in property taxes. Development expenses were $358,318 for the three months ended June 30, 2024, an increase of $196,223 or 121.1% from $162,095 for the same period in 2023. Such increase was primarily due to increased development activity during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,221,829 for the three months ended June 30, 2024, a decrease of $1,055,723 or 20.0% from $5,277,552 for the three months ended June 30, 2023. The Trust’s 80% net profits interest of these totals was $3,377,463 and $4,222,042, respectively. During the three months ended June 30, 2024 and 2023, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $3,377,463 and $4,222,042 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $317,463 and $312,042 for the three months ended June 30, 2024 and 2023, respectively. The Trustee paid general and administrative expenses of $120,837 for the three months ended June 30, 2024, a decrease of $115,028 from $235,865 for the three months ended June 30, 2023. These factors resulted in distributable income for the three months ended June 30, 2024 of $3,060,000, a decrease of $850,000 from $3,910,000 for the three months ended June 30, 2023.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2024 and 2023 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2024	2023
Sales volumes:
Oil (Bbl)	226,939	248,371
Natural gas (Mcf)	132,729	158,145
Total (BOE)	249,061	274,729
Average sales prices:
Oil (per Bbl)	$76.45	$78.56
Natural gas (per Mcf)	$3.17	$6.58
Gross proceeds:
Oil sales	$17,349,682	$19,512,430
Natural gas sales	421,080	1,040,163
Total gross proceeds	17,770,762	20,552,593
Costs:
Production and development costs:
Lease operating expenses	7,220,002	7,660,187
Production and property taxes	1,018,212	1,173,442
Development expenses	805,577	1,030,472
Total costs	9,043,791	9,864,101

Excess of revenues over direct operating expenses and lease equipment and development costs	8,726,971	10,688,492
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	6,981,577	8,550,794
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$6,981,577	$8,550,794

 The cash received by the Trust from VOC Brazos during the six months ended June 30, 2024 substantially represents the production by VOC Brazos from September 2023 through February 2024.  The cash received by the Trust from VOC Brazos during the six months ended June 30, 2023 substantially represents the production by VOC Brazos from September 2022 through February 2023. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $17,770,762 for the six months ended June 30, 2024, a decrease of $2,781,831 or 13.5% from $20,552,593 for the six months ended June 30, 2023.  Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to decreases in market prices for oil and natural gas and a decrease in oil and natural gas sales volumes, as further discussed below, during the six months ended June 30, 2024. During the six months ended June 30, 2024, the average price for oil decreased 2.7 % to $76.45 per Bbl and the average price for natural gas decreased 51.8% to $3.17 per Mcf. Oil sales volumes were 226,939 Bbls for the six months ended June 30, 2024, a decrease of 21,432 Bbls or 8.6% from 248,371 Bbls for the six months ended June 30, 2023, while natural gas sales volumes were 132,729 Mcf, a decrease of 25,416 Mcf or 16.1% from 158,145 Mcf for the same period in 2023. These oil and natural gas sales volume decreases are partially the result of severe winter storms in January 2024 that affected Kansas and Texas and resulted in a curtailment of production on certain of the underlying properties, as discussed in the Trust’s Current Report on Form 8-K filed on January 19, 2024. The snow and ice associated with those storms disabled electrical power to the affected underlying properties for an extended period, rendering some properties inaccessible, and generally created difficult working conditions.

Costs.  Lease operating expenses were $7,220,002 for the six months ended June 30, 2024, a decrease of $440,185 or 5.7% from $7,660,187 for the six months ended June 30, 2023. Production and property taxes were $1,018,212 for the six months ended June 30, 2024, a decrease of $155,230 or 13.2% from $1,173,442 for the six months ended June 30, 2023. Such decrease is the result of a $129,024 decrease in production taxes, primarily due to lower sales volumes and sales prices for oil and natural gas, and a $26,206 decrease in property taxes. Development expenses were $805,577 for the six months ended June 30, 2024, a decrease of $224,895 or 21.8% from $1,030,472 for the same period in 2023. Such decrease was primarily due to a decrease in development activity and drilling expenses during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, a period that included approximately $200,000 in costs associated with the completion costs of two horizontal wells in Texas.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $8,726,971 for the six months ended June 30, 2024, a decrease of $1,961,521 or 18.4% from $10,688,492 for the six months ended June 30, 2023. The Trust’s 80% net profits interest of these totals was $6,981,577 and $8,550,794, respectively. During the six months ended June 30, 2024 and 2023, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $6,981,577 and $$8,550,794 for such periods, respectively.  These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $691,577 and $499,764 for the six months ended June 30, 2024 and 2023, respectively, and a Trustee holdback for future estimated Trust expenses of $231,030 for the six months ended June 30, 2023. The Trustee paid general and administrative expenses of $477,296 for the six months ended June 30, 2024, a decrease of $134,132 from $611,428 for the six months ended June 30, 2023. These factors resulted in distributable income of $6,290,000 for the six months ended June 30, 2024 and $7,820,000 for the six months ended June 30, 2023.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter.  Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2024, the Trustee held $1,643,582 as cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus, which includes the $1.175 million cash reserve described below, as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses.  If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.  During the three and six months ended June 30, 2024 and 2023, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build a $1.175 million cash reserve for the payment of future known, anticipated, or contingent expenses or liabilities of the Trust. This amount is in addition to the $1.7 million letter of credit described above. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.  VOC Brazos may establish a cash reserve of up to $1,000,000 in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at June 30, 2024 and 2023.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2024, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended June 30, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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
Date: August 9, 2024

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