Form 10-Q
period 2024-09-30
VOC Energy Trust
filed 2024-11-07
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income from net profits interest	$3,398,618	$3,787,151	$10,380,195	$12,337,945
Cash on hand used (withheld) for Trust expenses	(136,130)	40,069	(350,411)	(79,297)
General and administrative expenses (1)	(202,488)	(257,220)	(679,784)	(868,648)
Distributable income	$3,060,000	$3,570,000	$9,350,000	$11,390,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2024 and 2023)	$0.18	$0.21	$0.55	$0.67

(1)	Includes $31,215 and $30,014 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2024 and 2023, respectively, and $92,444 and $88,888 during the nine months ended September 30, 2024 and 2023, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2024 and 2023 and $112,500 during each of the nine months ended September 30, 2024 and 2023, respectively.

STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,779,712	$1,429,301
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(130,006,693)	(128,648,342)
Total assets	$12,364,625	$13,372,565

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2024 and December 31, 2023	$12,364,625	$13,372,565

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$12,687,168	$14,250,935	$13,372,565	$15,048,316
Income from net profits interest	3,398,618	3,787,151	10,380,195	12,337,945
Cash distributions	(3,060,000)	(3,570,000)	(9,350,000)	(11,390,000)
Trust expenses	(202,488)	(257,220)	(679,784)	(868,648)
Amortization of net profits interest	(458,673)	(461,162)	(1,358,351)	(1,377,909)
Trust corpus, end of period	$12,364,625	$13,749,704	$12,364,625	$13,749,704

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

As of September 30, 2024, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 9.0 MMBoe of production from the underlying properties (which is the equivalent of 7.2 MMBoe in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2024 and for the three- and nine-month periods ended September 30, 2024 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended September 30, 2024 or 2023.

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2024 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,248,273	$4,733,939	$12,975,244	$15,422,431
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,398,618	3,787,151	10,380,195	12,337,945
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	—	—	—
Income from net profits interest(3)	$3,398,618	$3,787,151	$10,380,195	$12,337,945

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the March through May production periods for the three months ended September 30 and during each of the September through May production periods for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.
(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2024 and 2023, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at September 30, 2024 and 2023.
(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2024 substantially represents production by VOC Brazos from March 2024 through May 2024, and the cash received by the Trust during the three months ended September 30, 2023 substantially represents production by VOC Brazos from March 2023 through May 2023. The cash received by the Trust during the nine months ended September 30, 2024 substantially represents production by VOC Brazos from September 2023 through May 2024, and the cash received by the Trust during the nine months ended September 30, 2023 substantially represents production by VOC Brazos from September 2022 through May 2023.

For the three and nine months ended September 30, 2024 and 2023, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 6. Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7. Distributions to Unitholders

VOC Brazos makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to build an approximately $1.175 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. This cash reserve is included in cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus.

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

The third quarterly distribution during 2024 was $3,060,000, or $0.18 per Trust Unit, and was made on August 14, 2024 to Trust unitholders owning Trust Units as of July 30, 2024. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2024 through June 30, 2024.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2024 and 2023, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On October 17, 2024, the Trust announced a Trust distribution of net profits for the quarterly payment period ended September 30, 2024. Unitholders of record on October 30, 2024 will receive a distribution amounting to $3,060,000, or $0.18 per Trust Unit, which will be paid on November 14, 2024.

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

Results of Operations

Results of Operations for the Quarters Ended September 30, 2024 and 2023

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2024 and 2023 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2024	2023
Sales volumes:
Oil (Bbl)	116,006	126,373
Natural gas (Mcf)	65,815	70,964
Total (BOE)	126,975	138,200
Average sales prices:
Oil (per Bbl)	$78.36	$71.49
Natural gas (per Mcf)	$2.74	$2.91
Gross proceeds:
Oil sales	$9,090,488	$9,033,970
Natural gas sales	180,419	206,615
Total gross proceeds	9,270,907	9,240,585
Costs:
Production and development costs:
Lease operating expenses	3,784,091	3,553,191
Production and property taxes	539,469	657,484
Development expenses	699,074	295,971
Total costs	5,022,634	4,506,646

Excess of revenues over direct operating expenses and lease equipment and development costs	4,248,273	4,733,939
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,398,618	3,787,151
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$3,398,618	$3,787,151

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2024 substantially represents the production by VOC Brazos from March 2024 through May 2024. The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2023 substantially represents the production by VOC Brazos from March 2023 through May 2023. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $9,270,907 for the three months ended September 30, 2024, an increase of $30,322 or 0.3% from $9,240,585 for the three months ended September 30, 2023. Revenues are a function of oil and natural gas volumes sold and prices received. The increase in gross proceeds was due to an increase in the market price for oil sales partially offset by decreases in oil and natural gas sales volumes and the market price for natural gas sales during the third quarter of 2024. During the three months ended September 30, 2024, the average price for oil increased 9.6% to $78.36 per Bbl and the average price for natural gas decreased 5.8% to $2.74 per Mcf. Oil sales volumes were 116,006 Bbls for the three months ended September 30, 2024, a decrease of 10,367 Bbls or 8.2% from 126,373 Bbls for the three months ended September 30, 2023, while natural gas sales volumes were 65,815 Mcf, a decrease of 5,149 Mcf or 7.3% from 70,964 Mcf for the same period in 2023.

Costs. Lease operating expenses were $3,784,091 for the three months ended September 30, 2024, an increase of $230,900 or 6.5% from $3,553,191 for the three months ended September 30, 2023. Production and property taxes were $539,469 for the three months ended September 30, 2024, a decrease of $118,015 or 17.9% from $657,484 for the same period in 2023. Such decrease is the result of a decrease of $72,803 or 29.2% in production taxes due primarily to lower sales volumes for oil and natural gas and a decrease of $45,212 or 11.1% in property taxes. Development expenses were $699,074 for the three months ended September 30, 2024, an increase of $403,103 or 136.2% from $295,971 for the same period in 2023. Such increase was primarily due to increased development activity during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,248,273 for the three months ended September 30, 2024, a decrease of $485,666 or 10.3% from $4,733,939 for the three months ended September 30, 2023. The Trust’s 80% net profits interest of these totals was $3,398,618 and $3,787,151, respectively. During the three months ended September 30, 2024 and 2023, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $3,398,618 and $3,787,151 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $338,618 and $217,151 for the three months ended September 30, 2024 and 2023, respectively. The Trustee paid general and administrative expenses of $202,488 for the three months ended September 30, 2024, a decrease of $54,732 from $257,220 for the three months ended September 30, 2023. These factors resulted in distributable income for the three months ended September 30, 2024 of $3,060,000, a decrease of $510,000 from $3,570,000 for the three months ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2024 and 2023 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2024	2023
Sales volumes:
Oil (Bbl)	342,945	374,744
Natural gas (Mcf)	198,544	229,109
Total (BOE)	376,036	412,929
Average sales prices:
Oil (per Bbl)	$77.10	$76.18
Natural gas (per Mcf)	$3.03	$5.44
Gross proceeds:
Oil sales	$26,440,170	$28,546,400
Natural gas sales	601,499	1,246,778
Total gross proceeds	27,041,669	29,793,178
Costs:
Production and development costs:
Lease operating expenses	11,004,093	11,213,378
Production and property taxes	1,557,681	1,830,926
Development expenses	1,504,651	1,326,443
Total costs	14,066,425	14,370,747

Excess of revenues over direct operating expenses and lease equipment and development costs	12,975,244	15,422,431
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	10,380,195	12,337,945
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$10,380,195	$12,337,945

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2024 substantially represents the production by VOC Brazos from September 2023 through May 2024. The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2023 substantially represents the production by VOC Brazos from September 2022 through May 2023. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $27,041,669 for the nine months ended September 30, 2024, a decrease of $2,751,509 or 9.2% from $29,793,178 for the nine months ended September 30, 2023. Revenues are a function of oil and natural gas volumes sold and prices received. The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and in the market price for natural gas sales partially offset by a slight increase in the market price for oil sales during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the average price for oil increased 1.2% to $77.10 per Bbl and the average price for natural gas decreased 44.3% to $3.03 per Mcf. Oil sales volumes were 342,945 Bbls for the nine months ended September 30, 2024, a decrease of 31,799 Bbls or 8.5% from 374,744 Bbls for the nine months ended September 30, 2023, while natural gas sales volumes were 198,544 Mcf, a decrease of 30,565 Mcf or 13.3% from 229,109 Mcf for the same period in 2023. These oil and natural gas sales volume decreases are partially the result of severe winter storms in January 2024 that affected Kansas and Texas and resulted in a curtailment of production on certain of the underlying properties, as discussed in the Trust’s Current Report on Form 8-K filed on January 19, 2024. The snow and ice associated with those storms disabled electrical power to the affected underlying properties for an extended period, rendering some properties inaccessible, and generally created difficult working conditions.

Costs.  Lease operating expenses were $11,004,093 for the nine months ended September 30, 2024, a decrease of $209,285 or 1.9% from $11,213,378 for the nine months ended September 30, 2023. Production and property taxes were $1,557,681 for the nine months ended September 30, 2024, a decrease of $273,245 or 14.9% from $1,830,926 for the nine months ended September 30, 2023. Such decrease is the result of a decrease of $201,827 or 24.1% in production taxes due primarily to lower sales volumes for oil and natural gas and a decrease of $71,418 or 7.2% in property taxes. Development expenses were $1,504,651 for the nine months ended September 30, 2024, an increase of $178,208 or 13.4% from $1,326,443 for the same period in 2023. Such increase was primarily due to increased development activity during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $12,975,244 for the nine months ended September 30, 2024, a decrease of $2,447,187 or 15.9% from $15,422,431 for the nine months ended September 30, 2023. The Trust’s 80% net profits interest of these totals was $10,380,195 and $12,337,945, respectively. During the nine months ended September 30, 2024 and 2023, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $10,380,195 and $12,337,945 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $1,030,195 and $716,915 for the nine months ended September 30, 2024 and 2023, respectively, and a Trustee holdback for future estimated Trust expenses of $231,030 for the nine months ended September 30, 2023. The Trustee paid general and administrative expenses of $679,784 for the nine months ended September 30, 2024, a decrease of $188,864 from $868,648 for the nine months ended September 30, 2023.  These factors resulted in distributable income of $9,350,000 for the nine months ended September 30, 2024 and $11,390,000 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2024, the Trustee held $1,779,712 as cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus, which includes the $1.175 million cash reserve described below, as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2024 and 2023, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to build an approximately $1.175 million cash reserve for the payment of future known, anticipated, or contingent expenses or liabilities of the Trust. This amount is in addition to the $1.7 million letter of credit described above. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. VOC Brazos may establish a cash reserve of up to $1,000,000 in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at September 30, 2024 and 2023.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although VOC Brazos advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations may not prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2024, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended September 30, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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

Date: November 7, 2024

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