Form 10-K
period 2024-12-31
VOC Energy Trust
filed 2025-03-20
CIK 1505413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $4.81 on June 28, 2024, was approximately $61,316,678.
As of March 20, 2025, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.
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

•
the occurrence or threat of epidemic or pandemic diseases, or other public health events or any government response to such occurrence or threat;

•
the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations, such as Russia, with respect to production levels or other matters related to the prices of oil and natural gas;

•
the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•
global economic conditions, such as a general slowdown in the global economy, trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

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
a.
Future cash inflows.   These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2022, 2023 and 2024 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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
On May 10, 2011, VOC Brazos and the Trust completed an initial public offering of units of beneficial interest in the Trust (the “Trust Units”). In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the Trust, which entitles the Trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011 (the “net profits interest”), pursuant to the Conveyance of Net Profits Interest dated as of May 10, 2011 (the “Conveyance”). VOC Brazos’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to in this Form 10-K as the “Underlying Properties.” As of December 31, 2024, the Underlying Properties included interests in 722 gross (444.7 net) producing wells and included 80,935 gross (50,160.7 net) acres.
The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the Underlying Properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the Underlying Properties pursuant to the net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2024, cumulatively, since inception, the Trust has received payment for approximately 7.3 MMBoe of the Trust’s 8.5 MMBoe interest.
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

•
property and production taxes;

•
development expenses;

•
lease operating expenses; and

•
administrative expenses of the Trust.

The Trust was created to acquire and hold the net profits interest for the benefit of the Trust unitholders. The net profits interest is passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the Underlying Properties. The business and affairs of the Trust are managed by the Trustee, and neither VOC Brazos nor any of its affiliates has the ability to manage or influence the operations of the Trust. Vess Oil Corporation (“Vess Oil”), L.D. Drilling, Inc. and Davis Petroleum, Inc. (collectively, the “VOC Operators”) are currently the operator or contract operator of substantially all of the Underlying Properties. Effective September 1, 2022, Vess Oil took over, from Davis Petroleum, Inc., operations of the Underlying Properties in which VOC Brazos had an ownership interest; and effective July 1, 2023, Vess Oil took over, from L.D. Drilling, Inc., operations of the Underlying Properties in which VOC Brazos had an ownership interest. VOC Brazos does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the Underlying Properties.
Description of the Trust Units
Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 17,000,000 Trust Units outstanding as of March 20, 2025.
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

Upon dissolution prior to the liquidation date, the Trustee would sell all of the Trust’s assets, which are limited to the net profits interest, and do not include the Underlying Properties, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders.

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
The fee is based on a monthly charge per active operated well, which totaled $1.8 million paid to the VOC Operators in 2022, $2.0 million paid in 2023, and $2.1 million paid in 2024 for all of the Underlying Properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index (“OAI”) published by the Council of Petroleum Accountants Society (“COPAS”) for that year.
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

Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet that is intended to be used only to assist Trust unitholders in the preparation of their 2024 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet, when available, can be obtained at https://voc.q4web.com/home/default.aspx.
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
In general, the producing wells included in the Underlying Properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the Underlying Properties is expected to decline at an average annual rate of 7.4% over the next 20 years assuming no additional development drilling or other development expenditures are made on the Underlying Properties after 2032. VOC Brazos expects total development expenditures for the Underlying Properties through December 31, 2032 will be approximately $36.4 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the Underlying Properties as described in more detail below.
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
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2022, 2023 and 2024 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the Underlying Properties and is not employed on a contingent basis. Mr. W. Todd Brooker, President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 33 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2022, 2023 and 2024 is presented consistent with these requirements.
Proved Reserves of VOC Energy Trust.   The following table sets forth, as of December 31, 2024, estimated proved reserves attributable to the Trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	1,524	1,020	1,694
Proved Undeveloped	353	168	381
Total Proved	1,877	1,188	2,075
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
The following table summarizes the changes in estimated proved reserves attributable to the Trust for the periods indicated.
	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2021	3,249	2,199	3,614
Revisions of previous estimates	(15)	37	(7)
Production(1)	(410)	(250)	(451)
Balance, December 31, 2022	2,824	1,986	3,156
Revisions of previous estimates	(158)	(410)	(227)
Production(1)	(387)	(220)	(424)
Balance, December 31, 2023	2,279	1,356	2,505
Revisions of previous estimates	(46)	41	(39)
Production(1)	(356)	(209)	(391)
Balance, December 31, 2024	1,877	1,188	2,075
Proved Developed Reserves:
Balance, December 31, 2021	2,421	1,429	2,658
Balance, December 31, 2022	2,226	1,712	2,512
Balance, December 31, 2023	1,860	1,154	2,052
Balance, December 31, 2024	1,524	1,020	1,694

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2021	828	770	956
Proved undeveloped reserves converted to proved developed by drilling	(33)	(15)	(35)
Additional proved undeveloped reserves added	23	0	23
Revisions of previous estimates	(220)	(481)	(300)
Balance, December 31, 2022	598	274	644
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	111	48	119
Revisions of previous estimates	(290)	(120)	(310)
Balance, December 31, 2023	419	202	453
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	157	83	171
Revisions of previous estimates	(223)	(117)	(243)
Balance, December 31, 2024	353	168	381

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
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the Underlying Properties as of December 31, 2024 for the remainder of the term of the Trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2024 for the Trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the estimated oil and natural gas reserves attributable to the Trust’s interests.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	1,892.9	12.2	441.4	2,346.5
Gas (MMcf)	935.2	0.0	111.0	1,046.2
NGL (MBbl)	87.3	0.0	25.4	112.7
Revenue
Oil	$136,731.3	$867.6	$32,714.7	$170,313.6
Gas	1,151.4	0.0	69.9	1,221.3
NGL	1,777.9	0.0	497.9	2,275.8
Severance Taxes	3,303.9	39.3	1,545.3	4,888.6
Ad Valorem Taxes	3,602.7	52.1	1,181.5	4,836.2
Operating Expenses	68,492.9	39.9	1,872.6	70,405.4
Future Development Costs	330.0	78.0	35,801.8	36,209.8
80% Net Profits Interest Net Operating Income (NPI)(1)	$51,144.9	$526.6	$(5,694.9)	$45,976.6
80% NPI(2)	$40,563.3	$419.2	$(6,202.0)	$34,780.5

(1)
Before interest and taxes.

(2)
Discounted at 10%.

The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to the Underlying Properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the Underlying Properties and sold, and the Trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2024, CG&A estimated that the net profits interest would terminate on December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the Underlying Properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the Underlying Properties pursuant to the net profits interest) prior to this date.
Oil and gas prices were adjusted to a WTI Cushing oil price of $75.48 per Bbl and a Henry Hub natural gas price of $2.13 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2024. The price adjustments were based on oil price differentials forecast at −$4.50 per Bbl for all Kansas Underlying Properties. For Texas properties, oil price differentials were applied at −$1.00 per Bbl for the Kurten (Woodbine) Field and Madisonville West Field wells, −$2.50 per Bbl for the Sand Flat Unit Field Wells and −$4.50 per Bbl for the Hitts Lake North Field wells. Oil price differentials were not escalated. Gas and NGL price differentials varied by property as provided by VOC Brazos and were also not escalated. The base price differentials may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines.
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
The Underlying Properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2024.

	Gross	Net
	(acres)
Developed Acreage:
Kansas	57,242	33,319.4
Texas	23,693	16,841.3
Total	80,935	50,160.7
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the Underlying Properties as of December 31, 2024:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	680	432.9	32	7.6	712	440.5
Natural gas	7	3.5	3	0.7	10	4.2
Total	687	436.4	35	8.3	722	444.7
The following is a summary of the number of developmental wells drilled by VOC Brazos on the Underlying Properties during the last three years. VOC Brazos did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2022		2023		2024
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	2	0.2	—	—	—	—
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total	2	0.2	—	—	—	—
In 2022, two wells were drilled and completed. Total capital expenditures for these wells were $1,655,613.
In 2023, no wells were drilled and completed.
In 2024, no wells were drilled and completed.
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
	Year Ended December 31,
	2022	2023	2024
Sales prices:
Oil (per Bbl)	$89.35	$75.33	$76.66
Natural gas (per Mcf)	$6.80	$4.68	$2.95
Lease operating expense (per Boe)	$24.74	$26.17	$29.07
Production and property taxes (per Boe)	$3.47	$3.74	$3.51

Major Producing Areas
The following table summarizes the estimated proved reserves by operating area attributable to the Underlying Properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2024.
	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
	(In Thousands)
Kansas (149 Fields)
Fairport	464	0	464	7.3%	$7,693	10.3%
Marcotte	165	0	165	2.6	2,676	3.6
Chase-Silica	118	0	118	1.8	1,912	2.6
Bindley	128	0	128	2.0	1,875	2.5
Mueller	90	0	90	1.4	1,610	2.2
Codell	68	0	68	1.1	1,567	2.1
Rosa Northwest	58	0	58	0.9	1,358	1.8
Diebolt	93	0	93	1.5	1,294	1.7
Wesley	36	0	36	0.5	748	1.0
Zurich	36	0	36	0.6	741	1.0
Lippoldt	30	0	30	0.5	728	1.0
Other	946	303	997	15.6	10,289	13.8
Kansas Total	2,232	303	2,283	35.8	32,491	43.6
Texas (4 Fields)
Kurten	2,808	3,778	3,437	54.0	29,539	39.6
Hitts Lake North	401	0	401	6.3	8,662	11.6
Sand Flat	234	5	235	3.7	3,601	4.8
Madisonville West	12	25	16	0.2	270	0.4
Texas Total	3,455	3,808	4,089	64.2	42,072	56.4
Total	5,687	4,111	6,372	100.0%	$74,563	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2024 through December 1, 2024 and were held constant for the life of the properties. This yielded a base price for oil of $75.48 per barrel and a base price for natural gas of $2.13 per MMBtu.

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

Kansas.   As of December 31, 2024, proved reserves attributable to the portion of the Kansas Underlying Properties were approximately 2.3 MMBoe and were located in three primary areas: Central

Kansas Uplift, Western Kansas and South-Central Kansas. As of December 31, 2024, the VOC Operators operated 98.4% of the total proved reserves attributable to the Kansas Underlying Properties based on PV-10 value.
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
Texas.   As of December 31, 2024, proved reserves attributable to the Texas Underlying Properties were approximately 4.1 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2024, the VOC Operators operated approximately 99.1% of the total proved reserves attributable to the Texas Underlying Properties based on PV-10 value.
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
The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the Underlying Properties from the above table:
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2022	124	172	153
2023	107	146	131
2024	94	150	119
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
Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 6,300 operators reported aggregate oil production of approximately 1.923 billion barrels for the State of Texas during 2024. There were 34 operating oil refineries located in Texas in 2024 with combined capacity to refine over 6.28 million barrels of oil per day. With oil production in the state of Texas averaging approximately 5.27 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.
Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 1,300 operators reported aggregate oil production of approximately 26.9 million barrels for the state of Kansas in 2024. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine approximately 408,200 barrels of oil per day. With oil production in the state of Kansas averaging approximately 74,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.

Vess Oil Corporation generally sells production from the Underlying Properties to several purchasers, including MV Purchasing, LLC, an affiliate of VOC Brazos (“MV Purchasing”), under short-term arrangements using market-sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market-sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue to be acquired by one or more single purchasers. For the years ended December 31, 2022, 2023 and 2024, MV Purchasing purchased 35%, for each year, of the production sold from the Underlying Properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the Underlying Properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the Underlying Properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2022, 2023 and 2024 received by the Trust from the Underlying Properties was $2.49, $2.91 and $2.58 per barrel, respectively.
All natural gas produced by VOC Brazos is marketed and sold to third-party purchasers. The natural gas is sold on a contract basis and, in all but one case, the contracts are in their secondary terms and are on a month-to-month basis. In all cases, the contract price is based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges. Vess Oil Corporation currently sells all of its natural gas production attributable to the Kurten Woodbine Unit in Texas to ET Gathering & Processing LLC on a year-to-year basis. Vess Oil Corporation currently sells all of its natural gas production attributable to wells in Kingman County, Kansas to Durango Midstream and Superior Midstream on a month-to-month basis. All of the natural gas production in Barber County, Kansas is currently sold to Targa Resources Corp. on a month-to-month basis.
VOC Brazos does not have any volume commitments or take or pay arrangements.
Sale and Abandonment of Underlying Properties
VOC Brazos and any transferee of any of an Underlying Property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the Trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the Underlying Properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2022, 2023 and 2024, VOC Brazos plugged and abandoned 16, 7 and 6 wells, respectively, located on leases within the Underlying Properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.
VOC Brazos generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the net profits interest, without the consent of the Trust unitholders. In addition, VOC Brazos may, without the consent of the Trust unitholders, require the Trust to release the net profits interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such net profits interest. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. No Underlying Properties were sold, and therefore no net sales proceeds were paid to the Trust for its share of interest in any such Underlying Properties, during 2023 or 2024. VOC Brazos has not identified any of the Underlying Properties for sale as of December 31, 2024.
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
VOC Brazos believes that its title to the Underlying Properties is, and the Trust’s title to the net profits interest is, good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such properties or royalty interests. Please see “Item 1A. Risk Factors — Financial Risks — The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties.”
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
How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact VOC Brazos’ regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (the “2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 rule. The USACE and the EPA subsequently amended the 2023 rule and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. The 2023 rule is presently in effect in about half of the states while it is enjoined in the other half. In those states where the rule is enjoined, the EPA and the USACE define WOTUS in accordance with an earlier regulatory definition adjusted in light of the Supreme Court’s Sackett II decision. VOC Brazos’ regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.
USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. NWP 12 will expire in March 2026 and be replaced with a new version. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. An adverse decision in the litigation may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
In February 2025, the USACE began implementing emergency permitting procedures as directed by President Trump’s Executive Order Declaring a National Energy Emergency. This may result in substantially decreased timeframes for receiving Section 404 permits in the case of energy projects subject to the Executive Order.
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
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, the EPA adopted a final rule in 2024 that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
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
The 2024 presidential election in the United States may impact the air quality-related requirements that apply to VOC Brazos. The Trump Administration may adopt a different approach to many actions taken under the prior presidential administration, including the 2024 revisions to the emissions standards and guidelines for new and existing sources in the oil and gas industry, as well as the 2024 changes to the NAAQS for fine particulate matter. The outcome of the Trump Administration’s evaluation of the prior administration’s regulatory approach is not certain at this time, but President Trump has made it clear that his energy agenda prioritizes an increase in domestic oil and gas production.
VOC Brazos may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues., VOC Brazos currently does not expect that such requirements will have a material adverse effect on its operations.
Climate Change.   In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.
The EPA has established GHG standards for oil and gas sources based on the GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require reductions in GHG and volatile organic compound emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The Inflation Reduction Act of 2002 (the “IRA”) included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (“CRA”), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.
In addition to the federal actions, more than one third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state level initiatives to date have focused on large sources of GHG emissions, such as coal fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. Congress may in the future consider adopting other legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on VOC Brazos’ business, capital expenditures, financial condition and results of operations.
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
Endangered Species Act.   The federal Endangered Species Act, as amended (“ESA”), prohibits taking of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. The Biden Administration rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and issued a revised rule making changes to the federal consultation process. These changes could make a federal review process occasioned by the application for permits, rights of way, or leases more complex in certain circumstances. In addition, designation of new species as threatened or endangered could cause VOC Brazos to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. In January 2025, the Trump Administration directed the use of the emergency consultation procedures for permitting for energy projects in the Declaring a National Energy Emergency Executive Order.
National Environmental Policy Act.   The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. Until 2025, agencies undertook NEPA reviews pursuant to binding regulations issued by the White House Council on Environmental Quality (“CEQ”) as well as pursuant to the federal agency’s own NEPA procedures. CEQ issued its rules after being directed to do so by an Executive Order issued in the Carter Administration. After two federal courts held that CEQ did not have authority to issue binding regulations, the Trump Administration revoked the Carter Administration Executive Order and directed CEQ to withdraw the regulations. In their place, agencies are directed to develop procedures that hew to the statutory text over the course of 2025 with the goal of having them finalized in early 2026. In the meantime, agencies will continue to use their own NEPA procedures and may continue to follow the CEQ regulations, using them as guidance. This may result in delays and uncertainty in permitting reviews as agencies adjust to a new NEPA approach.
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

•
the armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and the potential destabilizing effects such conflicts may pose for the global oil and gas markets;

•
the occurrence or threat of epidemic or pandemic diseases or other public health event or any government response to such occurrence or threat;

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
trade barriers and tariffs;

•
the price and availability of alternative fuels;

•
the proximity, capacity, cost and availability of gathering and transportation facilities;

•
the volatility and uncertainty of regional pricing differentials;

•
governmental regulations and taxation;

•
energy conservation and environmental measures; and

•
acts of force majeure.

Crude oil prices have been volatile over the last several years, and in 2024 ranged from a high of $86.91 to a low of $65.75. The NYMEX crude oil prices per Bbl were $80.26, $71.65 and $71.72 as of December 31, 2022, 2023 and 2024, respectively. Neither VOC Brazos nor the Trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the Trust could be materially and adversely affected.
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
Because substantially all the Underlying Properties are located in mature fields, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a variety of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil or natural gas will reduce the amount of cash available for distribution to Trust unitholders.
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
The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the Underlying Properties. See “Item 1. Business — Description of the Underlying Properties — Reserves” for a discussion of the method of allocating proved reserves to the Underlying Properties and the net profits interest. The quantities of reserves attributable to the Underlying Properties and the net profits interest may decrease in the future as a result of future decreases in the prices of oil, natural gas or natural gas liquids.
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
OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, such as Russia, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices, and they may not reduce oil prices or increase production in the future. Uncertainty regarding future actions that OPEC members or other oil exporting countries may take could lead to continued volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the Underlying Properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.
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
VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2024, VOC Brazos sold approximately 35% of the oil produced from the Underlying Properties to MV Purchasing, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to Trust unitholders.
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
The net proceeds payable to the Trust attributable to the net profits interest are derived from the sale of production of oil and natural gas from the Underlying Properties. The reserves attributable to the Underlying Properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the Underlying Properties will decline over time. Furthermore, over approximately 92% of the estimated oil recovery attributable to the Underlying Properties has already been extracted from the producing wells located on the Underlying Properties. Based on the estimated production volumes in the reserve report as of December 31, 2024, the oil and natural gas production from proved reserves attributable to the Underlying Properties is projected to decline at an average rate of approximately 7.4% per year over the next 20 years, assuming the level of development drilling and development expenditures on the Underlying Properties disclosed elsewhere in this Form 10-K through 2032 and none thereafter. Actual decline rates may vary from this projected decline rate. If expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 7.4% per year.
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
A purchaser’s failure to pay for purchased production could have a significant adverse impact on VOC Brazos’ business, which in turn could adversely affect the Trust. A tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing, and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers, which may reduce the net proceeds payable to the Trust and the amount of cash available for distribution to Trust unitholders.
The bankruptcy of VOC Brazos or any operator of the Underlying Properties could impede the operation of the wells and the development of the proved undeveloped reserves.
VOC Brazos is a privately held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2032 of approximately $36.4 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the Trust of the oil and natural gas production from the proved reserves attributable to the Underlying Properties will likely exceed the 7.4% per year projected in the reserve report.
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
VOC Brazos may at any time transfer all or part of the Underlying Properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2022, 2023 and 2024, VOC Brazos plugged and abandoned 16, 7 and 6 wells, respectively, located on leases on the Underlying Properties. Trust unitholders will not be entitled to vote on any transfer of the Underlying Properties, and the Trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the Underlying Properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos’ obligations relating to the net profits interest on the portion of the Underlying Properties transferred.
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

•
MV Purchasing, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the Underlying Properties, and it is expected to profit from this arrangement. Provisions in the Conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2024, VOC Brazos sold approximately 35% of the oil produced from the Underlying Properties to MV Purchasing.

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
In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.
The EPA has established GHG standards for oil and gas sources based on its endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The Inflation Reduction Act of 2022 (“IRA”) included new CAA section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (“CRA”), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.
Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. In addition, Congress may consider adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on VOC Brazos’ business, capital expenditures, financial condition and results of operations.
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
In addition, new and emerging regulatory initiatives in the U.S. related to climate change could adversely affect the Trust. In 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of VOC Brazos or the Trust or both. The SEC’s climate disclosure requirements may change under the Trump Administration. In February 2025, the acting SEC Chair issued a statement that the SEC would not defend the 2024 disclosure rule in court and that the SEC would revisit the 2024 rule. The outcome of the SEC’s review may result in changes to SEC climate-related disclosure requirements, but the outcome of that review is uncertain. Even in the absence of federal requirements, however, some states have adopted climate disclosure laws or rules that are not affected by the SEC’s review.
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
Item 1B.   Unresolved Staff Comments.
None.
Item 1C.   Cybersecurity.
The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2024 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.
As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.
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
BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the interim Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.
BNY Mellon’s CIO, CISO and interim Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO joined BNY Mellon in September 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s interim Chief Technology Risk Officer joined BNY Mellon in November 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions.
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
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust Units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol “VOC.” As of March 20, 2025, the 17,000,000 units outstanding were held by six unitholders of record.
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
Purchases of Equity Securities
There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2024.
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
The following is a summary of income from net profits interest received by the Trust for the years ended December 31, 2022, 2023 and 2024, consisting of the February, May, August and November distributions for each respective year.
	Year Ended December 31,
	2022	2023	2024
Sales volumes:
Oil (Bbl)	523,379(1)	495,672(2)	456,682(3)
Natural gas (Mcf)	315,726(1)	297,928(2)	263,696(3)
Total (BOE)	576,000	545,327	500,631
Average sales prices:
Oil (per Bbl)	$89.35	$75.33	$76.66
Natural gas (per Mcf)	$6.80	$4.68	$2.95
Gross proceeds:
Oil sales	$46,765,144(1)	$37,338,475(2)	$35,010,647(3)
Natural gas sales	2,146,497(1)	1,394,915(2)	777,977(3)
Total gross proceeds	48,911,641	38,733,390	35,788,624
Costs:
Production and development costs:
Lease operating expenses	14,247,873	14,268,658	14,552,598
Production and property taxes	1,996,482	2,037,664	1,755,415
Development expenses	3,174,725	1,852,171	2,452,213
Total costs	19,419,080	18,158,493	18,760,226

	Year Ended December 31,
	2022	2023	2024
Excess of revenues over direct operating expenses and lease equipment and development costs	29,492,561	20,574,897	17,028,398
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	23,594,050	16,459,918	13,622,718
Cash reserve	0	0	0
Income from net profits interest	$23,594,050	$16,459,918	$13,622,718

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

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2024 (consisting of VOC Brazos’ February, May, August and November 2024 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2023 through August 2024.

Comparison of Results of the Trust for the Years Ended December 31, 2024 and 2023
The following represents a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2024 and 2023. Refer to “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 16, 2024, for a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2023 and 2022.
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
Total oil and natural gas sales.   Oil and natural gas sales were $35,788,624 for the year ended December 31, 2024, a decrease of $2,944,766 or 7.6% from $38,733,390 for the year ended December 31, 2023. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to a decrease in oil and gas sales volumes compared to 2023 and a decrease in the market price for natural gas sales offset slightly by an increase in the market price for oil sales during 2024 compared to 2023. Oil sales volumes were 456,682 Bbls for the year ended December 31, 2024, a decrease of 38,990 Bbls or 7.9% from 495,672 Bbls for the year ended December 31, 2023, while natural gas sales volumes were 263,696 Mcf, a decrease of 34,232 Mcf from 297,928 Mcf for the year ended December 31, 2023. These oil and natural gas sales volume decreases are partially the result of severe winter storms in January 2024 that affected Kansas and Texas and resulted in curtailment of production on certain of the Underlying Properties, as discussed in the Trust’s Current Report on Form 8-K filed on January 19, 2024. The snow and ice associated with those storms disabled electrical power to the affected Underlying Properties for an extended period, rendering some properties inaccessible and generally created difficult working periods. During the year ended December 31, 2024, the average price for oil increased 1.8% to $76.66 per Bbl and the average price for natural gas decreased 37.0% to $2.95 per Mcf.
Costs.   Lease operating expenses were $14,552,598 for the year ended December 31, 2024, an increase of $283,940 or 2.0% from $14,268,658 for the year ended December 31, 2023. The increase was primarily due to increases in the costs of oilfield goods and services. Production and property taxes were $1,755,415 for the year ended December 31, 2024, a decrease of $282,249 or 13.9% from $2,037,664 for the year ended December 31, 2023. The decrease is primarily due to a decrease in production taxes of $224,273 or 21.5% as a result of lower sales volumes for oil and natural gas sales along with a decrease in property taxes of $57,976 or 5.8%.
Development expenses were $2,452,213 for the year ended December 31, 2024, an increase of $600,042 or 32.4% from $1,852,171 for the year ended December 31, 2023. Such increase was primarily due to increased development activity during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Excess of revenues over direct operating expenses and lease equipment and development costs.   The excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties was $17,028,398 for the year ended December 31, 2024, a decrease of $3,546,499 or 17.2% from $20,574,897 for the year ended December 31, 2023. The Trust’s 80% net profits interest of these totals was $13,622,718 and $16,459,918, respectively. During the years ended December 31, 2024 and 2023, VOC Brazos did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $13,622,718 and $16,459,918, respectively, for such years. These amounts were reduced by a Trustee holdback for current estimated expenses of $1,212,718 and $1,013,888 for the years ended December 31, 2024 and 2023, respectively, and a Trustee holdback for future estimated expenses of $231,030 for the year ended December 31, 2023. The Trustee paid general and administrative expenses of $897,342 for the year ended December 31, 2024, a decrease of $167,152 from $1,064,494 for the year ended December 31, 2023. These factors resulted in distributable income for the year ended December 31, 2024 of $12,410,000, a decrease of $2,805,000 from $15,215,000 for the year ended December 31, 2023.
Liquidity and Capital Resources
Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of December 31, 2024, the Trustee held $1,744,677 as cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus, which includes the $1.175 million cash reserve described below, as such a reserve. The Trust paid, out of the first cash payment received by the Trust, the Trustee’s and Delaware Trustee’s legal expenses incurred in forming the Trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware Trustee’s acceptance fee in the amount of $5,000.
From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to build an approximately $1.175 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. This amount is in addition to the letter of credit in the amount of $1.7 million provided to the Trustee by VOC Brazos to protect the Trust against the risk that it does not have sufficient cash to pay future expenses. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, The interest earned on this cash reserve is used to reduce the reported general and administrative expense each quarter on the statements of distributable income.
The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as lender provided the terms of the loan are fair to the Trust unitholders. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make no other short-term investments with the funds distributed to the Trust. The Trustee has no current plans to authorize the Trust to borrow money. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2024, the Trust made no borrowings.
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
The Trust pays the Trustee an administrative fee of $150,000 per year. The Trust paid an annual fee to the Delaware Trustee of $2,510 per year. The Trust also incurs, either directly or as a reimbursement to the Trustee, legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the Trust before distributions are made to Trust unitholders, including the $18,750 administrative services fee payable quarterly to VOC Brazos pursuant to an administrative services agreement. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.
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
Planned Development and Workover Program
The primary goals of VOC Brazos’ development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos’ existing wells or VOC Brazos’ historical drilling success rate. With respect to the Underlying Properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:
•
Kansas.   VOC Brazos’ historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos expects to incur future development expenditures for these properties through December 31, 2027 of approximately $1.1 million, of which VOC Brazos contemplates spending approximately $1.0 million to drill and complete three vertical wells. The remaining approximately $0.1 million is expected to be used for recompletions and workovers of three wells.

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

•
In 2018, VOC Brazos entered into a new joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the new joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four LWOS wells (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood has no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). No new Hawkwood Development Wells were drilled in 2022, 2023 or 2024.

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

•
VOC Brazos expects to incur future development expenditures for the Texas Underlying Properties through December 31, 2032 of approximately $34.5 million to drill and complete eight non-joint venture agreement wells, all within the Woodbine Interval of the Kurten Woodbine Unit. Additionally, VOC Brazos expects to incur approximately $0.8 million to convert 15 horizontal wells from gas lift to rod pump and workover 2 wells. The Trust will indirectly bear an 80% share of these development expenditures as described below.

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

Item 8.   Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of VOC Energy Trust
and The Bank of New York Mellon Trust Company, N.A., as Trustee
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the “Trust”) as of December 31, 2024 and 2023, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2024 and 2023, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
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
Oklahoma City, Oklahoma
March 20, 2025

VOC ENERGY TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2023	2024
ASSETS
Cash and cash equivalents	$1,429,301	$1,744,677
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(128,648,342)	(130,464,406)
Total assets	$13,372,565	$11,871,877
TRUST CORPUS
Trust corpus, 17,000,000 Trust Units issued and outstanding at December 31, 2023 and 2024, respectively	$13,372,565	$11,871,877
STATEMENTS OF DISTRIBUTABLE INCOME
	Year Ended December 31,
	2022	2023	2024
Income from net profits interest	$23,594,050	$16,459,918	$13,622,718
Cash on hand withheld for Trust expenses	(961,673)	(180,424)	(315,376)
General and administrative expenses(1)	(957,377)	(1,064,494)	(897,342)
Distributable income	$21,675,000	$15,215,000	$12,410,000
Distributions per Trust Unit (17,000,000 Trust Units issued and outstanding at December 31, 2022, 2023 and 2024, respectively)	$1.275	$0.895	$0.730

(1)
Includes $114,330, $118,902 and $123,659 paid to VOC Brazos and $150,000, $150,000 and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2022, 2023 and 2024, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year Ended December 31,
	2022	2023	2024
Trust corpus, beginning of year	$16,005,190	$15,048,316	$13,372,565
Income from net profits interest	23,594,050	16,459,918	13,622,718
Cash distributions	(21,675,000)	(15,215,000)	(12,410,000)
Trust expenses	(957,377)	(1,064,494)	(897,342)
Amortization of net profits interest	(1,918,547)	(1,856,175)	(1,816,064)
Trust corpus, end of year	$15,048,316	$13,372,565	$11,871,877

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
As of December 31, 2024, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 9.1 MMBoe of production from the Underlying Properties (which is the equivalent of 7.3 MMBoe (unaudited) in respect of the net profits interest).
The Trust will dissolve prior to the liquidation date if:
•
the Trust sells the net profits interest;

•
annual cash proceeds received by the Trust attributable to the net profits interest are less than $1.0 million for each of two consecutive years;

•
the holders of a majority of the outstanding Trust Units vote in favor of dissolution; or

•
there is a judicial dissolution of the Trust.

Upon dissolution prior to the liquidation date, the Trustee would sell all of the Trust’s assets, which are limited to the net profits interest, and do not include the Underlying Properties, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Trust adopted ASU 2023-07 during the year ended December 31, 2024.
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
4.
Segment reporting

The Trust has one business activity as the owner of an investment in net profits interest, as reported in accompanying the Statements of Assets and Trust Corpus, and operates in a single operating and reportable segment. Operating segments are defined as components of an entity for which separate financial information is evaluated regularly by the chief operating decision maker, which is the Trustee. The segment participates in activities and derives its income from net profits interest (net sales proceeds from oil and gas production) as reported in the accompanying Statements of Distributable Income, and the Trustee uses this in making decisions about the allocation of cash reserves for current and future Trust general and administrative expenses and the ultimate distribution to the Trust unitholders. See Note C.
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
The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the Conveyance, and was calculated as follows:
Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property value to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

NOTE D — INCOME FROM NET PROFITS INTEREST
	Year Ended December 31,
	2022	2023	2024
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$29,492,561	$20,574,897	$17,028,398
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	23,594,050	16,459,918	13,622,718
Cash reserve(2)	0	0	0
Income from net profits interest	$23,594,050(3)	$16,459,918(4)	$13,622,718(5)

(1)
Pursuant to the terms of the Conveyance, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the Conveyance, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at each of December 31, 2022, 2023 and 2024.

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

(5)
The income from the net profits interest for the year ended December 31, 2024 (consisting of VOC Brazos’ February, May, August and November 2024 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2023 through August 2024.

For the years ended December 31, 2022, 2023 and 2024, MV Purchasing, LLC (“MV Purchasing”), an affiliate of VOC Brazos, purchased 35%, for each year, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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
NOTE F — DISTRIBUTIONS TO UNITHOLDERS
The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 45th day following the end of each quarter to the Trust unitholders of record on the 30th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to build an approximately

$1.175 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders. The interest earned on this cash reserve is used to reduce the reported general and administrative expense each quarter on the statements of distributable income. This cash reserve is included in cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus.
Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 14, 2022	October 1, 2021 through December 31, 2021	$0.250	$4.250 million	$0	$4.250 million
May 14, 2022	January 1, 2022 through March 31, 2022	$0.280	$4.760 million	$0	$4.760 million
August 12, 2022	April 1, 2022 through June 30, 2022	$0.380	$6.460 million	$0	$6.460 million
November 14, 2022	July 1, 2022 through September 30, 2022	$0.365	$6.205 million	$0	$6.205 million
February 14, 2023	October 1, 2022 through December 31, 2022	$0.230	$3.910 million	$0	$3.910 million
May 12, 2023	January 1, 2023 through March 31, 2023	$0.230	$3.910 million	$0	$3.910 million
August 14, 2023	April 1, 2023 through June 30, 2023	$0.210	$3.570 million	$0	$3.570 million
November 14, 2023	July 1, 2023 through September 30, 2023	$0.225	$3.825 million	$0	$3.825 million
February 14, 2024	October 1, 2023 through December 31, 2023	$0.190	$3.230 million	$0	$3.230 million
May 15, 2024	January 1, 2024 through March 31, 2024	$0.180	$3.060 million	$0	$3.060 million
August 14, 2024	April 1, 2024 through June 30, 2024	$0.180	$3.060 million	$0	$3.060 million
November 14, 2024	July 1, 2024 through September 30, 2024	$0.180	$3.060 million	$0	$3.060 million

(1)
Pursuant to the terms of the Conveyance, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time.

NOTE G — RELATED PARTY TRANSACTIONS
Trustee Administrative Fee.   Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee and paid $2,510 to the Delaware Trustee for 2022, 2023 and 2024, respectively.
Agreement with VOC Brazos.   In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee of $18,750 that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2022, 2023 and 2024, $114,330, $118,902 and $123,659 respectively, was paid to VOC Brazos as administrative fees.
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
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2022, 2023 and 2024, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made, and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to build an approximately $1.175 million cash reserve for the payment of future known, anticipated, or contingent expenses or liabilities of the Trust. This amount is in addition to the letter of credit in the amount of $1.7 million discussed above. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders. The interest earned on this cash reserve is used to reduce the reported general and administrative expense each quarter on the statements of distributable income. This cash reserve is included in cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus.
NOTE I — OTHER EVENTS
Subsequent event
On January 17, 2025, the Trust announced a Trust distribution to Trust unitholders of record on January 30, 2025 of $1,445,000, or $0.085 per unit, which was paid on February 13, 2025. Such distribution consisted of the net proceeds of production collected by VOC Brazos from October 1, 2024 through December 31, 2024.

NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2022, 2023 and 2024 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2022, 2023 and 2024 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2021	3,248,585	2,198,451	3,614,992
Revisions of previous estimates	(14,586)	37,575	(8,323)
Production	(409,508)	(250,304)	(451,225)
Balance at December 31, 2022	2,824,491	1,985,722	3,155,444
Revisions of previous estimates	(158,724)	(410,161)	(227,084)
Production	(386,949)	(219,530)	(423,537)
Balance at December 31, 2023	2,278,818	1,356,031	2,504,823
Revisions of previous estimates	(45,938)	41,186	(39,074)
Production	(355,664)	(208,689)	(390,446)
Balance at December 31, 2024	1,877,216	1,188,528	2,075,303
Proved developed reserves
December 31, 2021	2,421,006	1,427,988	2,659,004
December 31, 2022	2,226,219	1,711,724	2,511,506
December 31, 2023	1,859,926	1,153,974	2,052,255
December 31, 2024	1,524,133	1,020,585	1,694,231
Proved undeveloped reserves
December 31, 2021	827,579	770,463	955,988
Proved undeveloped reserves converted to proved developed by drilling	(32,610)	(15,504)	(35,194)
Additional proved undeveloped reserves added	22,971	0	22,971
Revisions of previous estimates	(219,668)	(480,961)	(299,827)
December 31, 2022	598,272	273,998	643,938
Additional proved undeveloped reserves added	110,695	47,904	118,679
Revisions of previous estimates	(290,075)	(119,845)	(310,047)
December 31, 2023	418,892	202,057	452,570
Additional proved undeveloped reserves added	157,199	83,252	171,074
Revisions of previous estimates	(223,008)	(117,366)	(242,570)
December 31, 2024	353,083	167,943	381,074
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
The Trust recognized net decreases in reserves for its share of VOC Brazos’ total during 2024 associated with the production of properties of 390,446 Boe. This decrease was also compounded by a negative revision due to increases in development costs and a net negative decrease of reserves of 77,751 Boe due to the removal of proved undeveloped locations in a previously adopted development plan.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2022, 2023 and 2024.
	2022	2023	2024
Future cash inflows	$269,711,309	$175,123,174	$139,048,563
Future costs
Production	(95,488,937)	(76,651,487)	(64,104,176)
Development	(33,370,634)	(29,432,877)	(28,967,821)
Future net cash flows	140,851,738	69,038,810	45,976,566
Less 10% discount factor	(42,470,509)	(18,870,992)	(11,196,048)
Standardized measure of discounted future net cash flows	$98,381,229	$50,167,818	$34,780,518
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2022	2023	2024
Standardized measure at beginning of year	$67,618,206	$98,381,229	$50,167,818
Net proceeds to the Trust	(23,594,049)	(16,459,918)	(13,622,718)
Net changes in price and production costs	53,018,239	(44,045,655)	(5,726,482)
Changes in estimated future development costs	(8,340,638)	5,061,640	43,263
Development costs incurred during the year	1,264,823	57,549	—
Revisions of quantity estimates	(602,964)	(4,152,012)	(1,572,839)
Accretion of discount	6,761,821	9,838,123	5,016,782
Changes in production rates, timing and other	2,255,791	1,486,862	474,694
Standardized measure at end of year	$98,381,229	$50,167,818	$34,780,518
The average, first-day-of-the-month price during the 12-month period for 2022, 2023 and 2024 used in determining future net revenues related to the standardized measure calculation are as follows:
	2022	2023	2024
Oil (per Bbl)	$90.85	$75.24	$72.58
Gas (per Mcf)	$5.59	$1.76	$1.17

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
Due to the contractual arrangements of (i) the Trust Agreement and (ii) the Conveyance, the Trustee relies on (A) information provided by VOC Brazos, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See “Item 1A. Risk Factors — Risks Related to the Structure of the Trust — Neither the Trust nor the Trust’s unitholders have the ability to influence VOC Brazos or control the operations or development of the Underlying Properties” in this Form 10-K, and “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of certain risks relating to these arrangements and reliance on information when reported by VOC Brazos to the Trustee and recorded in the Trust’s results of operations.
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2024, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.
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
As of December 31, 2024, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.
Item 9B.   Other Information.
Rule 10b5-1 Trading Plans.   During the three months ended December 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.
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
Insider Trading Policy
Because the Trust has no directors, officers or employees, and because the Trustee does not have the authority under the terms of the Trust Agreement to engage in transactions in the Trust Units on behalf of the Trust, the Trust has not adopted an insider trading policy applicable to such persons or to the Trust itself. It is the policy of the Trustee that any transaction in Trust Units by any officer or employee of the Trustee who performs policy-making functions for the Trust must comply with the insider trading policies of The Bank of New York Mellon Corporation, the parent corporation of The Bank of New York Mellon Trust Company, N.A.
Item 11.
Executive Compensation.

During the years ended December 31, 2022, 2023 and 2024, the Trustee received compensation from the Trust in the amount of $150,000 for each year. The Trust does not have any executive officers. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust Units as of March 20, 2025 by each person who, to the Trust’s knowledge, beneficially owns more than 5% of the outstanding Trust Units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Robert J. Raymond(3)	1,856,962	10.9%

(1)
Based on 17,000,000 Trust Units outstanding as of March 20, 2025.

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
Administrative Services Agreement
The Trust has entered into an administrative services agreement with VOC Brazos that obligates the Trust, throughout the term of the Trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the Trust relating to the net profits interest. The annual fee is payable in equal quarterly installments and increases by 4% each year. For 2022, 2023 and 2024, $114,330, $118,902 and $123,659, respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and VOC Brazos.
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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Trust’s financial statements for 2023 and 2024 and fees billed for other services rendered by Grant Thornton LLP.
	2023	2024
Audit fees	$266,646	$275,348
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$266,646	$275,348

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

10.1	—	Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment, dated as of May 10, 2011, from VOC Brazos Energy Partners, L.P. and VOC Kansas Energy Partners, LLC, to The Bank of New York Mellon Trust Company, N.A. in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
10.2	—	Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
31.1*	—	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit Number		Description
32.1*	—	Certification furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	—	VOC Energy Trust Clawback Policy. (Incorprated herein by reference to Exhibit 97.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 1-35160))
99.1*	—	Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

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
March 20, 2025
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