Form 10-Q
period 2025-06-30
VOC Energy Trust
filed 2025-08-12
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income from net profits interest	$2,484,950	$3,377,463	$4,383,770	$6,981,577
Cash on hand withheld for Trust expenses	(61,059)	(196,626)	(102,358)	(214,281)
General and administrative expenses (1)	(213,891)	(120,837)	(626,412)	(477,296)
Distributable income	$2,210,000	$3,060,000	$3,655,000	$6,290,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2025 and 2024)	$0.13	$0.18	$0.215	$0.37

(1)	Includes $32,464 and $31,215 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2025 and 2024, respectively, and $63,679 and $61,229 during the six months ended June 30, 2025 and 2024, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended June 30, 2025 and 2024 and $75,000 during each of the six-month periods ended June 30, 2025 and 2024.

STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,847,035	$1,744,677
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(131,345,148)	(130,464,406)
Total assets	$11,093,493	$11,871,877

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2025 and December 31, 2024	$11,093,493	$11,871,877

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$11,471,407	$12,928,840	$11,871,877	$13,372,565
Income from net profits interest	2,484,950	3,377,463	4,383,770	6,981,577
Cash distributions	(2,210,000)	(3,060,000)	(3,655,000)	(6,290,000)
Trust expenses	(213,891)	(120,837)	(626,412)	(477,296)
Amortization of net profits interest	(438,973)	(438,298)	(880,742)	(899,678)
Trust corpus, end of period	$11,093,493	$12,687,168	$11,093,493	$12,687,168

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

As of June 30, 2025, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 9.4 MMBoe of production from the underlying properties (which is the equivalent of 7.5 MMBoe (unaudited) in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2025 and for the three- and six-month periods ended June 30, 2025 and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended June 30, 2025 or 2024.

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

No new accounting pronouncements were adopted or issued during the quarter ended June 30, 2025 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$3,106,187	$4,221,829	$5,479,712	$8,726,971
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	2,484,950	3,377,463	4,383,770	6,981,577
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	—	—	—
Income from net profits interest(3)	$2,484,950	$3,377,463	$4,383,770	$6,981,577

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the December through February production periods for the three months ended June 30 and during each of the September through February production periods for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended June 30, 2025 and 2024, and the six months ended June 30, 2025 and 2024, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at June 30, 2025 and 2024.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2025 substantially represents production by VOC Brazos from December 2024 through February 2025, and the cash received by the Trust during the three months ended June 30, 2024 substantially represents production by VOC Brazos from December 2023 through February 2024. The cash received by the Trust during the six months ended June 30, 2025 substantially represents production by VOC Brazos from September 2024 through February 2025, and the cash received by the Trust during the six months ended June 30, 2024 substantially represents production by VOC Brazos from September 2023 through February 2024.

For the three and six months ended June 30, 2025 and 2024, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2025 was $2,210,000, or $0.13 per Trust Unit, and was made on May 15, 2025 to Trust unitholders owning Trust Units as of April 30, 2025. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2025 through March 31, 2025.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2025 and 2024, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On July 17, 2025, the Trust announced a Trust distribution of net profits for the quarterly payment period ended June 30, 2025. Unitholders of record on July 30, 2025 will receive a distribution amounting to $1,870,000, or $0.11 per Trust Unit, which will be paid on August 14, 2025.

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

Results of Operations

Results of Operations for the Quarters Ended June 30, 2025 and 2024

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2025 and 2024 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2025	2024
Sales volumes:
Oil (Bbl)	109,667	110,534
Natural gas (Mcf)	58,971	64,808
Total (BOE)	119,496	121,335
Average sales prices:
Oil (per Bbl)	$69.32	$71.25
Natural gas (per Mcf)	$3.57	$3.10
Gross proceeds:
Oil sales	$7,601,741	$7,875,193
Natural gas sales	210,767	201,034
Total gross proceeds	7,812,508	8,076,227
Costs:
Production and development costs:
Lease operating expenses	3,687,150	3,312,352
Production and property taxes	205,576	183,728
Development expenses	813,595	358,318
Total costs	4,706,321	3,854,398

Excess of revenues over direct operating expenses and lease equipment and development costs	3,106,187	4,221,829
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,484,950	3,377,463
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$2,484,950	$3,377,463

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2025 substantially represents the production by VOC Brazos from December 2024 through February 2025. The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2024 substantially represents the production by VOC Brazos from December 2023 through February 2024. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $7,812,508 for the three months ended June 30, 2025, a decrease of $263,719 or 3.3% from $8,076,227 for the three months ended June 30, 2024. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to a decrease in market prices for oil and in oil and natural gas sales volumes, offset slightly by an increase in market prices for natural gas, during the second quarter of 2025. During the three months ended June 30, 2025, the average price for oil decreased 2.7% to $69.32 per Bbl and the average price for natural gas increased 15.2% to $3.57 per Mcf. Oil sales volumes were 109,667 Bbls for the three months ended June 30, 2025, a decrease of 867 Bbls or 0.8% from 110,534 Bbls for the three months ended June 30, 2024, while natural gas sales volumes were 58,971 Mcf, a decrease of 5,837 Mcf or 9.0% from 64,808 Mcf for the same period in 2024.

Costs. Lease operating expenses were $3,687,150 for the three months ended June 30, 2025, an increase of $374,798 or 11.3% from $3,312,352 for the three months ended June 30, 2024. Production and property taxes were $205,576 for the three months ended June 30, 2025, an increase of $21,848 or 11.9% from $183,728 for the same period in 2024. This increase is the result of a $5,114 decrease in production taxes, primarily due to lower sales prices, and a $26,962 increase in property taxes. Development expenses were $813,595 for the three months ended June 30, 2025, an increase of $455,277 or 127.1% from $358,318 for the same period in 2024. This increase was primarily due to two significant workovers during the three months ended June 30, 2025.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $3,106,187 for the three months ended June 30, 2025, a decrease of $1,115,642 or 26.4% from $4,221,829 for the three months ended June 30, 2024. The Trust’s 80% net profits interest of these totals was $2,484,950 and $3,377,463, respectively. During the three months ended June 30, 2025 and 2024, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,484,950 and $3,377,463 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $274,950 and $317,463 for the three months ended June 30, 2025 and 2024, respectively. The Trustee paid general and administrative expenses of $213,891 for the three months ended June 30, 2025, an increase of $93,054 from $120,837 for the three months ended June 30, 2024. These factors resulted in distributable income for the three months ended June 30, 2025 of $2,210,000, a decrease of $850,000 from $3,060,000 for the three months ended June 30, 2024.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2025 and 2024 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2025	2024
Sales volumes:
Oil (Bbl)	218,825	226,939
Natural gas (Mcf)	125,569	132,729
Total (BOE)	239,753	249,061
Average sales prices:
Oil (per Bbl)	$68.51	$76.45
Natural gas (per Mcf)	$3.04	$3.17
Gross proceeds:
Oil sales	$14,992,450	$17,349,682
Natural gas sales	381,676	421,080
Total gross proceeds	15,374,126	17,770,762
Costs:
Production and development costs:
Lease operating expenses	7,118,351	7,220,002
Production and property taxes	1,047,925	1,018,212
Development expenses	1,728,138	805,577
Total costs	9,894,414	9,043,791

Excess of revenues over direct operating expenses and lease equipment and development costs	5,479,712	8,726,971
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	4,383,770	6,981,577
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$4,383,770	$6,981,577

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2025 substantially represents the production by VOC Brazos from September 2024 through February 2025. The cash received by the Trust from VOC Brazos during the six months ended June 30, 2024 substantially represents the production by VOC Brazos from September 2023 through February 2024. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $15,374,126 for the six months ended June 30, 2025, a decrease of $2,396,636 or 13.5% from $17,770,762 for the six months ended June 30, 2024. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to decreases in market prices for oil and natural gas and in oil and natural gas sales volumes during the second quarter of 2025. During the six months ended June 30, 2025, the average price for oil decreased 10.4% to $68.51 per Bbl and the average price for natural gas decreased 4.1% to $3.04 per Mcf. During the six months ended June 30, 2025, oil sales volumes were 218,825 Bbls, a decrease of 8,114 Bbls or 3.6% from 226,939 Bbls for the six months ended June 30, 2024, while natural gas sales volumes were 125,569 Mcf, a decrease of 7,157 Mcf or 5.4% from 132,726 Mcf for the same period in 2024.

Costs. Lease operating expenses were $7,118,351 for the six months ended June 30, 2025, a decrease of $101,651 or 1.4% from $7,220,002 for the six months ended June 30, 2024. Production and property taxes were $1,047,925 for the six months ended June 30, 2025, an increase of $29,713 or 2.9% from $1,018,212 for the six months ended June 30, 2024. This increase is the result of a $91,699 increase in property taxes partially offset by a $61,986 decrease in production taxes, primarily due to lower sales volumes and sales prices for oil and natural gas. Development expenses were $1,728,138 for the six months ended June 30, 2025, an increase of $922,561 or 114.5% from $805,577 for the same period in 2024. This increase was primarily due to five significant workovers during the six months ended June 30, 2025.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $5,479,712 for the six months ended June 30, 2025, a decrease of $3,247,259 or 37.2% from $8,726,971 for the six months ended June 30, 2024. The Trust’s 80% net profits interest of these totals was $4,383,770 and $6,981,577, respectively. During the six months ended June 30, 2025 and 2024, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $4,383,770 and $6,981,577 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $728,770 and $691,577 for the six months ended June 30, 2025 and 2024, respectively. The Trustee paid general and administrative expenses of $626,412 for the six months ended June 30, 2025, an increase of $149,116 from $477,296 for the six months ended June 30, 2024. These factors resulted in distributable income of $3,655,000 for the six months ended June 30, 2025 and $6,290,000 for the six months ended June 30, 2024.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2025, the Trustee held $1,847,035 as cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus, which includes the $1.175 million cash reserve described below, as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2025 and 2024, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. VOC Brazos may establish a cash reserve of up to $1,000,000 in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 on June 30, 2025 and 2024, respectively.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2025, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended June 30, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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
Date: August 12, 2025

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