Form 10-Q
period 2025-09-30
VOC Energy Trust
filed 2025-11-10
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income from net profits interest	$2,157,519	$3,398,618	$6,541,289	$10,380,195
Cash on hand withheld for Trust expenses	(131,327)	(136,130)	(233,685)	(350,411)
General and administrative expenses (1)	(156,192)	(202,488)	(782,604)	(679,784)
Distributable income	$1,870,000	$3,060,000	$5,525,000	$9,350,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2025 and 2024)	$0.11	$0.18	$0.325	$0.55

(1)	Includes $32,464 and $31,215 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended September 30, 2025 and 2024, respectively, and $96,143 and $92,444 during the nine months ended September 30, 2025 and 2024, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2025 and 2024 and $112,500 during each of the nine months ended September 30, 2025 and 2024.

STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,978,362	$1,744,677
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(131,799,852)	(130,464,406)
Total assets	$10,770,116	$11,871,877

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2025 and December 31, 2024	$10,770,116	$11,871,877

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$11,093,493	$12,687,168	$11,871,877	$13,372,565
Income from net profits interest	2,157,519	3,398,618	6,541,289	10,380,195
Cash distributions	(1,870,000)	(3,060,000)	(5,525,000)	(9,350,000)
Trust expenses	(156,192)	(202,488)	(782,604)	(679,784)
Amortization of net profits interest	(454,704)	(458,673)	(1,335,446)	(1,358,351)
Trust corpus, end of period	$10,770,116	$12,364,625	$10,770,116	$12,364,625

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

As of September 30, 2025, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 9.5 MMBoe of production from the underlying properties (which is the equivalent of 7.6 MMBoe (unaudited) in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2025 and for the three- and nine-month periods ended September 30, 2025 and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended September 30, 2025 or 2024.

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

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2025 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$2,696,899	$4,248,273	$8,176,611	$12,975,244
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	2,157,519	3,398,618	6,541,289	10,380,195
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	—	—	—
Income from net profits interest(3)	$2,157,519	$3,398,618	$6,541,289	$10,380,195

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the March through May production periods for the three months ended September 30 and during each of the September through May production periods for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025 and 2024, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at September 30, 2025 and 2024.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2025 substantially represents production by VOC Brazos from March 2025 through May 2025, and the cash received by the Trust during the three months ended September 30, 2024 substantially represents production by VOC Brazos from March 2024 through May 2024. The cash received by the Trust during the nine months ended September 30, 2025 substantially represents production by VOC Brazos from September 2024 through May 2025, and the cash received by the Trust during the nine months ended September 30, 2024 substantially represents production by VOC Brazos from September 2023 through May 2024.

For the three and nine months ended September 30, 2025 and 2024, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing LLC, are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The third quarterly distribution during 2025 was $1,870,000, or $0.11 per Trust Unit, and was made on August 14, 2025 to Trust unitholders owning Trust Units as of July 30, 2025. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2025 through June 30, 2025.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2025 and 2024, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On October 20, 2025, the Trust announced a Trust distribution of net profits for the quarterly payment period ended September 30, 2025. Unitholders of record on October 30, 2025 will receive a distribution amounting to $1,870,000, or $0.11 per Trust Unit, which will be paid on November 14, 2025.

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

Results of Operations

Results of Operations for the Quarters Ended September 30, 2025 and 2024

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2025 and 2024 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2025	2024
Sales volumes:
Oil (Bbl)	115,025	116,006
Natural gas (Mcf)	52,514	65,815
Total (BOE)	123,777	126,975
Average sales prices:
Oil (per Bbl)	$61.11	$78.36
Natural gas (per Mcf)	$3.72	$2.74
Gross proceeds:
Oil sales	$7,029,457	$9,090,488
Natural gas sales	195,603	180,419
Total gross proceeds	7,225,060	9,270,907
Costs:
Production and development costs:
Lease operating expenses	3,510,384	3,784,091
Production and property taxes	564,734	539,469
Development expenses	453,043	699,074
Total costs	4,528,161	5,022,634

Excess of revenues over direct operating expenses and lease equipment and development costs	2,696,899	4,248,273
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,157,519	3,398,618
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$2,157,519	$3,398,618

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2025 substantially represents the production by VOC Brazos from March 2025 through May 2025. The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2024 substantially represents the production by VOC Brazos from March 2024 through May 2024. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $7,225,060 for the three months ended September 30, 2025, a decrease of $2,045,847 or 22.1% from $9,270,907 for the three months ended September 30, 2024. Revenues are a function of oil and natural gas volumes sold and prices received. The decrease in gross proceeds was due to a decrease in the market price for oil sales partially offset by an increase in the market price for natural gas sales during the third quarter of 2025. During the three months ended September 30, 2025, the average price for oil decreased 22.0% to $61.11 per Bbl and the average price for natural gas increased 35.9% to $3.72 per Mcf. Oil sales volumes were 115,025 Bbls for the three months ended September 30, 2025, a decrease of 981 Bbls or 0.8% from 116,006 Bbls for the three months ended September 30, 2024, while natural gas sales volumes were 52,514 Mcf, a decrease of 13,301 Mcf or 20.2% from 65,815 Mcf for the same period in 2024.

Costs. Lease operating expenses were $3,510,384 for the three months ended September 30, 2025, a decrease of $273,707 or 7.2% from $3,784,091 for the three months ended September 30, 2024. Production and property taxes were $564,734 for the three months ended September 30, 2025, an increase of $25,265 or 4.7% from $539,469 for the same period in 2024. This increase is the result of an increase of $14,669 or 8.3% in production taxes due primarily to a tax refund for the three months ended September 30, 2024 and an increase of $10,596 or 2.9% in property taxes. Development expenses were $453,043 for the three months ended September 30, 2025, a decrease of $246,031 or 35.2% from $699,074 for the same period in 2024. This increase was primarily due to decreased development activity during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $2,696,899 for the three months ended September 30, 2025, a decrease of $1,551,374 or 36.5% from $4,248,273 for the three months ended September 30, 2024. The Trust’s 80% net profits interest of these totals was $2,157,519 and $3,398,618, respectively. During the three months ended September 30, 2025 and 2024, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $2,157,519 and $3,398,618 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $287,519 and $338,618 for the three months ended September 30, 2025 and 2024, respectively. The Trustee paid general and administrative expenses of $156,192 for the three months ended September 30, 2025, a decrease of $46,296 from $202,488 for the three months ended September 30, 2024. These factors resulted in distributable income for the three months ended September 30, 2025 of $1,870,000, a decrease of $1,190,000 from $3,060,000 for the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2025 and 2024 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2025	2024
Sales volumes:
Oil (Bbl)	333,850	342,945
Natural gas (Mcf)	178,083	198,544
Total (BOE)	363,531	376,036
Average sales prices:
Oil (per Bbl)	$65.96	$77.10
Natural gas (per Mcf)	$3.24	$3.03
Gross proceeds:
Oil sales	$22,021,907	$26,440,170
Natural gas sales	577,279	601,499
Total gross proceeds	22,599,186	27,041,669
Costs:
Production and development costs:
Lease operating expenses	10,628,735	11,004,093
Production and property taxes	1,612,659	1,557,681
Development expenses	2,181,181	1,504,651
Total costs	14,422,575	14,066,425

Excess of revenues over direct operating expenses and lease equipment and development costs	8,176,611	12,975,244
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	6,541,289	10,380,195
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$6,541,289	$10,380,195

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2025 substantially represents the production by VOC Brazos from September 2024 through May 2025. The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2024 substantially represents the production by VOC Brazos from September 2023 through May 2024. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds.  Oil and natural gas sales were $22,599,186 for the nine months ended September 30, 2025, a decrease of $4,442,483 or 16.4% from $27,041,669 for the nine months ended September 30, 2024. Revenues are a function of oil and natural gas volumes sold and prices received. The decrease in gross proceeds was due to decreases in oil and natural gas sales volumes and in the market price for oil sales partially offset by a slight increase in the market price for natural gas sales during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the average price for oil decreased 14.4% to $65.96 per Bbl and the average price for natural gas increased 7.0% to $3.24 per Mcf. Oil sales volumes were 333,850 Bbls for the nine months ended September 30, 2025, a decrease of 9,095 Bbls or 2.7% from 342,945 Bbls for the nine months ended September 30, 2024, while natural gas sales volumes were 178,083 Mcf, a decrease of 20,461 Mcf or 10.3% from 198,544 Mcf for the same period in 2024.

Costs.  Lease operating expenses were $10,628,735 for the nine months ended September 30, 2025, a decrease of $375,358 or 3.4% from $11,004,093 for the nine months ended September 30, 2024. Production and property taxes were $1,612,659 for the nine months ended September 30, 2025, an increase of $54,978 or 3.5% from $1,557,681 for the nine months ended September 30, 2024. This increase is the result of a decrease of $47,277 or 7.4% in production taxes due primarily to lower sales volumes for oil and natural gas and an increase of $102,255 or 11.1% in property taxes. Development expenses were $2,181,181 for the nine months ended September 30, 2025, an increase of $676,530 or 45.0% from $1,504,651 for the same period in 2024. This increase was primarily due to increased development activity during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $8,176,611 for the nine months ended September 30, 2025, a decrease of $4,798,633 or 37.0% from $12,975,244 for the nine months ended September 30, 2024. The Trust’s 80% net profits interest of these totals was $6,541,289 and $10,380,195, respectively. During the nine months ended September 30, 2025 and 2024, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $6,541,289 and $10,380,195 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $1,016,289 and $1,030,195 for the nine months ended September 30, 2025 and 2024, respectively. The Trustee paid general and administrative expenses of $782,604 for the nine months ended September 30, 2025, an increase of $102,820 from $679,784 for the nine months ended September 30, 2024. These factors resulted in distributable income of $5,525,000 for the nine months ended September 30, 2025 and $9,350,000 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2025, the Trustee held $1,978,362 as cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus, which includes the $1.175 million cash reserve described below, as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2025 and 2024, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. VOC Brazos may establish a cash reserve of up to $1,000,000 in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at September 30, 2025 and 2024.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2025, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended September 30, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Date: November 10, 2025

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