Form 10-K
period 2025-12-31
VOC Energy Trust
filed 2026-03-24
CIK 1505413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the 12,747,750 Units of Beneficial Interest in VOC Energy Trust held by non-affiliates of the registrant, computed using the closing sales price of $2.86 on June 30, 2025, was approximately $36,458,565.
As of March 24, 2026, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.
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

•
the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing wars in Ukraine and in the Persian Gulf, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•
global economic conditions, such as a general slowdown in the global economy, the impact of any new or additional trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

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

•
the occurrence of security incidents, including breaches of security, or other attack, destruction, alteration, corruption, or unauthorized access to the information technology systems of Vess Oil or the Trustee or destruction, loss, alteration, corruption, or misuse or unauthorized disclosure of or access to data; and

•
other risks described under the caption “Risk Factors” in this Form 10-K.

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
a.
Future cash inflows.   These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2023, 2024 and 2025 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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
The Trust maintains a website at http://voc.q4web.com/home/default.aspx. The Trust’s filings under the Exchange Act are available through its website and are also available electronically from the website maintained by the Securities and Exchange Commission (the “SEC”) at www.sec.gov.
On May 10, 2011, VOC Brazos and the Trust completed an initial public offering of units of beneficial interest in the Trust (the “Trust Units”). In connection with the closing of the initial public offering, on May 10, 2011, VOC Brazos conveyed a net profits interest to the Trust, which entitles the Trust to receive 80% of the net proceeds (calculated as described below) from the sale and production of substantially all of the interests in oil and natural gas properties in the states of Kansas and Texas held by VOC Brazos as of May 10, 2011 (the “net profits interest”), pursuant to the Conveyance of Net Profits Interest dated as of May 10, 2011 (the “Conveyance”). VOC Brazos’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of May 10, 2011, is referred to in this Form 10-K as the “Underlying Properties.” As of December 31, 2025, the Underlying Properties included interests in 703 gross (433.4 net) producing wells and included 80,935 gross (50,160.7 net) acres.
The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time from and after January 1, 2011 when 10.6 MMBoe have been produced from the Underlying Properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the Underlying Properties pursuant to the net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2025, cumulatively, since inception, the Trust has received payment for approximately 7.7 MMBoe of the Trust’s 8.5 MMBoe interest.
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
Description of the Trust Units
Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 17,000,000 Trust Units outstanding as of March 24, 2026.
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
The fee is based on a monthly charge per active operated well, which totaled $2.0 million paid to the VOC Operators in 2023, $2.1 million paid in 2024, and $2.2 million paid in 2025 for all of the Underlying Properties for which VOC Brazos was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index (“OAI”) published by the Council of Petroleum Accountants Society (“COPAS”) for that year.
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
In addition, VOC Brazos may, without the consent of the Trust unitholders, require the Trust to release the net profits interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such net profits interest. Any net sales proceeds paid to the Trust are distributed to the Trust unitholders for the quarter in which they are received.
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

Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet that is intended to be used only to assist Trust unitholders in the preparation of their 2025 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet, when available, can be obtained at https://voc.q4web.com/home/default.aspx.
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
In general, the producing wells included in the Underlying Properties have stable production profiles and their production is long-lived. Based on the reserve report, annual production from the Underlying Properties is expected to decline at an average annual rate of 8.7% over the next 20 years assuming no additional development drilling or other development expenditures are made on the Underlying Properties after 2032. VOC Brazos expects total development expenditures for the Underlying Properties through December 31, 2032 will be approximately $36.9 million, which it expects will partially offset the natural decline in production otherwise expected to occur with respect to the Underlying Properties as described in more detail below.
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
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2023, 2024 and 2025 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the Underlying Properties and is not employed on a contingent basis. Mr. W. Todd Brooker, President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 34 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2023, 2024 and 2025 is presented consistent with these requirements.
Proved Reserves of VOC Energy Trust.   The following table sets forth, as of December 31, 2025, estimated proved reserves attributable to the Trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Oil equivalents (MBoe)
Proved Developed	1,203	838	1,342
Proved Undeveloped	360	168	388
Total Proved	1,563	1,006	1,730
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
The following table summarizes the changes in estimated proved reserves attributable to the Trust for the periods indicated.
	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2022	2,824	1,986	3,156
Revisions of previous estimates	(158)	(410)	(227)
Production(1)	(387)	(220)	(424)
Balance, December 31, 2023	2,279	1,356	2,505
Revisions of previous estimates	(46)	41	(39)
Production(1)	(356)	(209)	(391)
Balance, December 31, 2024	1,877	1,188	2,075
Revisions of previous estimates	37	(2)	37
Production(1)	(351)	(181)	(382)
Balance, December 31, 2025	1,563	1,005	1,730
Proved Developed Reserves:
Balance, December 31, 2022	2,226	1,712	2,512
Balance, December 31, 2023	1,860	1,154	2,052
Balance, December 31, 2024	1,524	1,020	1,694
Balance, December 31, 2025	1,203	837	1,342

	VOC Energy Trust
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2022	598	274	644
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	111	48	119
Revisions of previous estimates	(290)	(120)	(310)
Balance, December 31, 2023	419	202	453
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	157	83	171
Revisions of previous estimates	(223)	(117)	(243)
Balance, December 31, 2024	353	168	381
Proved undeveloped reserves converted to proved developed by drilling	0	0	0
Additional proved undeveloped reserves added	12	0	12
Revisions of previous estimates	(5)	0	(5)
Balance, December 31, 2025	360	168	388

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
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the Underlying Properties as of December 31, 2025 for the remainder of the term of the Trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2025 for the Trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the estimated oil and natural gas reserves attributable to the Trust’s interests.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	1,495.2	7.9	450.2	1,953.3
Gas (MMcf)	810.9	0.0	111.0	921.9
NGL (MBbl)	60.5	0.0	25.4	85.9
Revenue
Oil	$93,432.8	$478.5	$28,975.2	$122,886.5
Gas	2,003.2	0.0	209.4	2,212.6
NGL	1,105.5	0.0	414.4	1,519.9
Severance Taxes	2,486.7	21.9	1,340.1	3,848.6
Ad Valorem Taxes	2,519.7	28.7	1,027.0	3,575.4
Operating Expenses	58,392.0	26.1	1,941.0	60,359.1
Future Development Costs	465.2	47.5	36,184.0	36,696.7

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
80% Net Profits Interest Net Operating Income (NPI)(1)	$26,142.3	$283.5	$(8,714.5)	$17,711.3
80% NPI(2)	$21,493.8	$232.9	$(9,214.5)	$12,512.2

(1)
Before interest and taxes.

(2)
Discounted at 10%.

The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to the Underlying Properties. The net profits interest will terminate on the later to occur of (1) December 31, 2030, or (2) the time when 10.6 MMBoe have been produced from the Underlying Properties and sold, and the Trust will soon thereafter wind up its affairs and terminate. Based on the reserve report for the year ended December 31, 2025, CG&A estimated that the net profits interest would terminate on December 31, 2030 based on the calculation that 10.6 MMBoe would have been produced from the Underlying Properties and sold (which amount is the equivalent of 8.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the Underlying Properties pursuant to the net profits interest) prior to this date.
Oil and gas prices were adjusted to a WTI Cushing oil price of $65.34 per Bbl and a Henry Hub natural gas price of $3.387 per MMBtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2025. The price adjustments were based on oil price differentials forecast at −$4.50 per Bbl for all Kansas Underlying Properties. For Texas properties, oil price differentials were applied at −$0.50 per Bbl for the Kurten (Woodbine) Field and Madisonville West Field wells, −$2.00 per Bbl for the Sand Flat Unit Field Wells and Hitts Lake North Field wells. Oil price differentials were not escalated. Gas and NGL price differentials varied by property as provided by VOC Brazos and were also not escalated. The base price differentials may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by VOC Brazos. Expenses and investments were held constant in accordance with SEC rules and guidelines.
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
The Underlying Properties are interests in developed properties located in oil and natural gas producing regions of Kansas and Texas. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2025.
	Gross	Net
	(acres)
Developed Acreage:
Kansas	57,242	33,319.4
Texas	23,693	16,841.3
Total	80,935	50,160.7
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the Underlying Properties as of December 31, 2025:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	662	422.5	32	7.6	694	430.1
Natural gas	6	2.6	3	0.7	9	3.3
Total	668	425.1	35	8.3	703	433.4
VOC Brazos did not drill any developmental wells or exploratory wells on the Underlying Properties during the years ended December 31, 2023, 2024, and 2025.
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
	Year Ended December 31,
	2023	2024	2025
Sales prices:
Oil (per Bbl)	$75.33	$76.66	$65.44
Natural gas (per Mcf)	$4.68	$2.95	$3.22
Lease operating expense (per Boe)	$26.17	$29.07	$29.42
Production and property taxes (per Boe)	$3.74	$3.51	$3.71
Major Producing Areas
The following table summarizes the estimated proved reserves by operating area attributable to the Underlying Properties according to the reserve report and the corresponding pre-tax PV-10 value as of December 31, 2025.

	Proved Reserves(1)
Operating Area	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	% of Total Reserves	Pre-Tax PV-10% Value(2)	% of Pre-Tax PV-10% Value
	(In Thousands)
Kansas (149 Fields)
Fairport	384	0	384	6.9%	$4,506	11.6%
Marcotte	112	0	112	2.0	1,292	3.3
Chase-Silica	92	0	92	1.7	1,148	3.0
Bindley	52	0	52	0.9	946	2.4
Mueller	68	0	68	1.2	855	2.2
Codell	36	0	36	0.6	546	1.4
Rosa Northwest	41	0	41	0.7	540	1.4
Diebolt	65	0	65	1.2	498	1.3
Wesley	31	0	31	0.6	497	1.3
Zurich	22	0	22	0.4	482	1.2
Lippoldt	28	0	28	0.5	454	1.2
Other	746	327	801	14.4	2,413	6.2
Kansas Total	1,677	327	1,732	31.2	14,177	36.5
Texas (4 Fields)
Kurten	2,682	3,519	3,269	58.9	16,176	41.6
Hitts Lake North	390	0	390	7.0	7,289	18.8
Sand Flat	145	0	145	2.6	1,006	2.6
Madisonville West	10	24	13	0.3	189	0.5
Texas Total	3,227	3,543	3,817	68.8	24,660	63.5
Total	4,904	3,870	5,549	100.0%	$38,837	100.0%

(1)
In accordance with the rules and regulations promulgated by the SEC, the proved reserves presented above were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2025 through December 1, 2025 and were held constant for the life of the properties. This yielded a base price for oil of $65.34 per barrel and a base price for natural gas of $3.387 per MMBtu.

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

Kansas.   As of December 31, 2025, proved reserves attributable to the portion of the Kansas Underlying Properties were approximately 1.7 MMBoe and were located in three primary areas: Central Kansas Uplift, Western Kansas and South-Central Kansas. As of December 31, 2025, the VOC Operators operated 97.6% of the total proved reserves attributable to the Kansas Underlying Properties based on PV-10 value.
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
Texas.   As of December 31, 2025, proved reserves attributable to the Texas Underlying Properties were approximately 3.8 MMBoe and are located in two areas: Central Texas and East Texas. As of December 31, 2025, the VOC Operators operated approximately 99.5% of the total proved reserves attributable to the Texas Underlying Properties based on PV-10 value.
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
The following table summarizes the production by product for the years indicated for the only field, Kurten, that contains 15% or more of total proved reserves attributable to the Underlying Properties from the above table:
	Oil (MBbl)	Natural Gas (MMcf)	Oil Equivalents (MBoe)
2023	107	146	131
2024	94	150	119
2025	89	128	110
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
Texas is a mature oil producing state with a well-developed crude oil refining, transportation and marketing infrastructure. According to the Texas Railroad Commission, more than 5,800 operators reported aggregate oil production of approximately 2.011 billion barrels for the State of Texas during 2025. There were 35 operating oil refineries located in Texas in 2025 with combined capacity to refine over 6.34 million barrels of oil per day. With oil production in the state of Texas averaging approximately 5.51 million barrels of oil per day, Texas refineries are net importers of crude oil. As a result, oil producers in Texas benefit from competitive marketing conditions for their oil production as a result of the high demand from the crude oil marketing companies and refineries located in Texas.
Kansas is a mature oil producing state with a well-developed transportation infrastructure for crude oil transportation and marketing. According to the Kansas Geological Society, more than 1,300 operators reported aggregate oil production of approximately 25.5 million barrels for the state of Kansas in 2025. Kansas is home to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas. These refineries have combined capacity to refine approximately 408,200 barrels of oil per day. With oil production in the state of Kansas averaging approximately 70,000 barrels of oil per day, Kansas is a net importer of crude oil. As a result, Kansas operators benefit from the competitive marketing conditions for their oil production as a result of the high demand from the refineries located in Kansas.
Vess Oil Corporation generally sells production from the Underlying Properties to several purchasers, including MV Purchasing, LLC, an affiliate of VOC Brazos (“MV Purchasing”), under short-term arrangements using market-sensitive pricing. These sales to purchasers are under terms ranging from one month to six months, using market-sensitive pricing. Five purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue to be acquired by one or more single purchasers. For the years ended December 31, 2023, 2024 and 2025, MV Purchasing purchased 35%, 35% and 37%, respectively, of the production sold from the Underlying Properties. VOC Brazos does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of VOC Brazos, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on VOC Brazos’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. VOC Brazos sells the majority of the oil production from the Underlying Properties under short-term arrangements using market sensitive pricing. The price received by VOC Brazos for the oil production from the Underlying Properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2023, 2024 and 2025 received by the Trust from the Underlying Properties was $2.91, $2.58 and $2.64 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
VOC Brazos and any transferee of any of an Underlying Property will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between VOC Brazos and the Trust in determining whether a well is capable of producing in commercially paying quantities, VOC Brazos is required under the applicable conveyance to use commercially reasonable efforts to cause the operators of the Underlying Properties to operate these properties as would a reasonably prudent operator acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished. For the years ended December 31, 2023, 2024 and 2025, VOC Brazos plugged and abandoned 7, 6 and 7 wells, respectively, located on leases within the Underlying Properties based on its determination that such wells could no longer produce oil or natural gas in commercially economic quantities.
VOC Brazos generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the net profits interest, without the consent of the Trust unitholders. In addition, VOC Brazos may, without the consent of the Trust unitholders, require the Trust to release the net profits interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by VOC Brazos to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such net profits interest. Any net sales proceeds paid to the Trust are distributed to Trust unitholders for the quarter in which they are received. No Underlying Properties were sold, and therefore no net sales proceeds were paid to the Trust for its share of interest in any such Underlying Properties, during 2024 or 2025. VOC Brazos has not identified any of the Underlying Properties for sale as of December 31, 2025.

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
How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, has been the subject of controversy and litigation for decades and can impact VOC Brazos’ regulatory and permitting obligations under the CWA. In 2023, in Sackett v. EPA, the Supreme Court issued a landmark decision interpreting WOTUS more narrowly than the then-current definition contemplated, resulting in diminished jurisdiction over wetlands and streams that lacked certain connections to other waters or consistent water flow. Following Sackett, because of ongoing litigation, the regulatory landscape currently remains unsettled. The regulations currently in effect in 24 states define WOTUS using a 2023 regulation modified after the Sackett decision. In the rest of the country, the agencies base jurisdiction on an earlier WOTUS definition as implemented in light of a number of Supreme Court decisions, including Sackett. Despite the two approaches, jurisdiction over WOTUS is essentially consistent across the United States.
In November 2025, the USACE released a proposed rule revising the regulatory definition of WOTUS. That new definition is expected to go into effect in early 2026 without substantial changes from the proposed definition. Regardless of the ultimate details, the revised definition likely will further reduce CWA jurisdiction, especially over wetlands and streams, leading to fewer permitting requirements. Once the new WOTUS definition is final, litigation will likely continue challenging the legality of the definition. This litigation could have the effect of delaying or precluding implementation of the new rule. VOC Brazos’ regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.
USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. The NWPs expire in March 2026 and will be replaced, simultaneously, with new versions that are largely unchanged from the previous set. Litigation challenging the NWPs, if filed, could result in additional cost and time for permitting projects.
In February 2025, the USACE began implementing emergency permitting procedures as directed by President Trump’s Executive Order Declaring a National Energy Emergency. This has resulted, in many instances, in substantially decreased timeframes for receiving Section 404 permits in the case of energy projects subject to the Executive Order.
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
The results of the 2024 presidential election and President Trump’s energy agenda prioritizing domestic oil and gas production likely will impact the air quality-related requirements that apply to VOC Brazos. In March 2025, the EPA announced it was reconsidering the 2024 rules that established new volatile organic compound and methane emissions standards for both new and existing sources. Following that announcement, the EPA adopted amendments to the NSPS and existing source performance standards that extended the compliance deadlines for many of the new source requirements adopted in 2024 and extended the state plan submittal deadlines, which will effectively extend the dates by which existing sources must come into compliance with the existing source emissions guidelines. It is currently unknown whether the EPA’s reconsideration of the 2024 rules will result in further changes. Similar to prior changes to the air pollution control standards for oil and gas sources, the most recent changes will be subject to judicial review, as well as the potential for future presidential administrations to take a different approach.

The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact VOC Brazos’ operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. Likewise, in March 2024, the EPA issued a final rule that lowered the annual standard for fine particulate matter from 12 to 9 micrograms per cubic meter. In March 2025, however, the EPA announced that it would reconsider the rule lowering the fine particulate matter standard, and the EPA has filed a request that the U.S. Court of Appeals vacate the 2024 rule. In 2026, the EPA also has delayed taking certain actions necessary to implement air quality requirements under the lower 2024 standard. No regulatory action or court decision has changed the 2024 rule lowering the fine particulate matter standard, and the EPA’s delayed implementation of the 2024 standard likely will be subject to judicial review. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit VOC Brazos’ ability to obtain such permits, and result in increased expenditures for pollution control equipment.
VOC Brazos may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. VOC Brazos currently does not expect that such requirements will have a material adverse effect on its operations.
Climate Change.   The Trump Administration’s efforts to roll back federal regulation of greenhouse gases (“GHGs”) represent a significant shift in federal climate policy, though the ultimate impact of those efforts on VOC Brazos is unclear. In 2009, the EPA found that emissions of carbon dioxide, methane and GHGs may present an endangerment to public health and the environment and subsequently issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Shortly after President Trump took office in January 2025, the federal government embarked on a series of changes relating to climate policy and regulation. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. In July 2025, the EPA issued a proposed rule to rescind the 2009 GHG endangerment finding that provided a basis for GHG regulation under the CAA. In September 2025, the EPA proposed to rescind the GHG reporting program for sectors other than the oil and gas sector, while proposing to suspend GHG reporting requirements for the oil and gas sector until 2034. In February 2026, the EPA adopted a final rule repealing its prior endangerment finding, which opens the door for the EPA to repeal its GHG rules for the oil and gas sector.
The EPA has established methane standards for oil and gas sources based on the now-repealed GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require reductions in methane and volatile organic compound emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates arriving in 2029. In 2025, however, the EPA extended certain compliance deadlines for both new and existing sources, and the 2026 endangerment finding repeal provides a basis for undoing the oil and gas methane standards — though the fact that the oil and gas standards address both methane and volatile organic compounds, which are regulated independently of the EPA’s authority to regulate GHGs, may limit the impact of future changes to the methane standards that currently apply to oil and gas sources.
The Inflation Reduction Act of 2002 (the “IRA”) included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In March 2025, President Trump signed legislation repealing the EPA’s 2024 WEC rules under the Congressional Review Act. The repeal of EPA’s WEC rules did not eliminate the statutory requirement to pay the WEC, but it eliminated the rules established by the EPA to determine the WEC due, the payment mechanism, and any payment deadlines. The U.S. Congress may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.
Meanwhile, more than one third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state level initiatives to date have focused on large sources of GHG emissions, such as coal fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. Congress may in the future consider adopting other legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on VOC Brazos’ business, capital expenditures, financial condition and results of operations.
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
Endangered Species Act.   The federal Endangered Species Act, as amended (“ESA”), prohibits taking of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service (the “Services”) if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. Changes to implementing rules in the Biden Administration may, in some instances, make a federal review process occasioned by the application for permits, rights of way, or leases more complex in certain circumstances. In addition, designation of new species as threatened or endangered could cause VOC Brazos to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. However, in 2025, the Services issued proposed revisions to the regulations implementing the ESA Section 7 consultation process and the scope of the definition of the term “take.” These regulations, if finalized, generally would be deregulatory in nature, modestly reducing the coverage of the ESA and streamlining the ESA section 7 consultation process. Nevertheless, these rules are expected to be immediately challenged in litigation, which will create uncertainty as to if and when these rules will go into effect. In January 2025, the Trump Administration directed the use of the emergency consultation procedures for permitting for energy projects in the Declaring a National Energy Emergency Executive Order.
National Environmental Policy Act.   The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. Driven by court decisions and Administration policy, NEPA implementation and resulting litigation changed dramatically in 2025. Key changes are driving agencies narrow their NEPA reviews and complete them faster and are driving courts to show more deference to agencies when reviewing the adequacy of an agency’s analysis under NEPA, benefitting private projects that may require federal permits and reviews.
In particular, until 2025, agencies undertook NEPA reviews pursuant to binding regulations issued by the White House Council on Environmental Quality (“CEQ”) as well as pursuant to the federal agency’s own NEPA procedures. After two federal courts found that CEQ did not have authority to issue binding regulations, CEQ withdrew their regulations. In their place, agencies each issued their own NEPA procedures and, for the most part, put those procedures in agency guidance rather than binding regulations, although the USACE (which issues permits that can be critical to construction) regulatory program is a notable exception, keeping its NEPA procedures in regulations. While the agency procedures were based on a CEQ template, there are inconsistencies among the agencies on various topics, including the requirement for public comment and consideration of various types of impacts. These procedures make changes that are intended to streamline reviews.
Also, on May 29, 2025, the Supreme Court decided Seven County Infrastructure Coalition v. Eagle County, Colorado, in which the Court expressed clear intention that NEPA should be brought “back in line with the statutory text and common sense.” Significantly for permits that may be needed for private projects, the Court clarified that agencies need only evaluate the effects of the specific “proposed action” before them, not the impacts of “other future or geographically separate projects that may be built (or extended) as a result of or in the wake of the immediate project under consideration.” The Court also emphasized that courts must afford agencies substantial deference in reviewing agency actions under NEPA and that agencies “must have broad latitude to draw a ‘manageable line’” when determining the appropriate scope of analysis. The Court’s decision may reduce litigation risk and help streamline federal reviews.
Employee Health and Safety.   The operations of VOC Brazos are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require in certain circumstances that information be maintained concerning hazardous materials used or produced in VOC Brazos’ operations and that this information be provided to employees, state and local government authorities and citizens. VOC Brazos believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

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

•
the ongoing wars in Ukraine and in the Persian Gulf, and the potential destabilizing effects such conflicts may pose for the global oil and gas markets;

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

•
U.S. and worldwide economic conditions;

•
tax, trade and tariff policies of the United States and other countries involved in global energy markets;

•
the development, exploitation and market acceptance of alternative energy sources as part of a transition to a lower-carbon economy;

•
the proximity, capacity, cost and availability of gathering and transportation facilities;

•
the volatility and uncertainty of regional pricing differentials;

•
governmental regulations and taxation;

•
energy conservation and environmental measures; and

•
acts of force majeure.

Crude oil prices have been volatile over the last several years, and in 2025 ranged from a high of $80.04 to a low of $55.27. The NYMEX crude oil prices per Bbl were $71.65, $71.72 and $57.42 as of December 31, 2023, 2024 and 2025, respectively. Neither VOC Brazos nor the Trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of VOC Brazos and the financial condition of the Trust could be materially and adversely affected.
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
OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, such as Russia, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices, and they may not reduce oil prices or increase production in the future. Uncertainty regarding future actions that OPEC members or other oil exporting countries may take could lead to continued volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the Underlying Properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders for an unknown period of time.
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
VOC Brazos does not have any firm commitment contracts for the sale of any production nor has it received security or other guaranty of payment for the production it sells. Therefore, there can be no assurance that VOC Brazos will be able to find buyers for its production, that buyers will pay the purchase price therefor or that the price at which the production is sold will be the current market price for such hydrocarbons at the time of delivery. During the year ended December 31, 2025, VOC Brazos sold approximately 37% of the oil produced from the Underlying Properties to MV Purchasing, an affiliate of VOC Brazos. Any nonpayment by a purchaser of production, including MV Purchasing, or inability by VOC Brazos to sell any production, could reduce cash available for distribution to Trust unitholders.
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
The net proceeds payable to the Trust attributable to the net profits interest are derived from the sale of production of oil and natural gas from the Underlying Properties. The reserves attributable to the Underlying Properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the Underlying Properties will decline over time. Furthermore, over approximately 93% of the estimated oil recovery attributable to the Underlying Properties has already been extracted from the producing wells located on the Underlying Properties. Based on the estimated production volumes in the reserve report as of December 31, 2025, the oil and natural gas production from proved reserves attributable to the Underlying Properties is projected to decline at an average rate of approximately 8.7% per year over the next 20 years, assuming the level of development drilling and development expenditures on the Underlying Properties disclosed elsewhere in this Form 10-K through 2032 and none thereafter. Actual decline rates may vary from this projected decline rate. If expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 8.7% per year.
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
The Trust’s source of capital is the cash flows from the net profits interest. Pursuant to the Trust Agreement, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to Trust unitholders. From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter and built a $1.175 million cash reserve for the payment of future known, anticipated, or contingent expenses or liabilities of the Trust. This amount is in addition to the letter of credit in the amount of $1.7 million provided to the Trustee by VOC Brazos to protect the Trust against the risk that it does not have sufficient cash to pay future expenses. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders.
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
VOC Brazos is a privately held limited partnership engaged in the production and development of oil and natural gas from properties located in Kansas and Texas. VOC Brazos intends to implement a development and workover program, including the expenditure through 2032 of approximately $36.9 million to drill additional wells and recomplete and workover other wells. Without this development and workover program, the average decline rate over the life of the Trust of the oil and natural gas production from the proved reserves attributable to the Underlying Properties will likely exceed the 8.7% per year projected in the reserve report.
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
VOC Brazos may at any time transfer all or part of the Underlying Properties, subject to and burdened by the net profits interest, and may abandon individual wells or properties that it reasonably believes would no longer produce oil or natural gas in commercially paying quantities. For the years ended December 31, 2023, 2024 and 2025, VOC Brazos plugged and abandoned 7, 6 and 7 wells, respectively, located on leases on the Underlying Properties. Trust unitholders will not be entitled to vote on any transfer of the Underlying Properties, and the Trust will not receive any proceeds from any such transfer, except in certain limited circumstances when the net profits interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair market value (net of sales costs) of the net profits interest released. Following any sale or transfer of any of the Underlying Properties, if the net profits interest is not released in connection with such sale or transfer, the net profits interest will continue to burden the transferred property and net proceeds attributable to such property will be calculated as part of the computation of net proceeds described in this Form 10-K. VOC Brazos may delegate to the transferee responsibility for all of VOC Brazos’ obligations relating to the net profits interest on the portion of the Underlying Properties transferred.
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

•
MV Purchasing, an affiliate of VOC Brazos, is expected to market and/or purchase a substantial portion of the oil produced from the Underlying Properties, and it is expected to profit from this arrangement. Provisions in the Conveyance, however, require that charges and other terms under contracts with affiliates of VOC Brazos be comparable to prices and other terms prevailing in the area for similar services or sales. During the year ended December 31, 2025, VOC Brazos sold approximately 37% of the oil produced from the Underlying Properties to MV Purchasing.

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
The Trump Administration’s efforts to roll back federal regulation of greenhouse gases (“GHGs”) represent a significant shift in federal climate policy, though the ultimate impact of those efforts on VOC Brazos is unclear. In 2009, the EPA found that emissions of carbon dioxide, methane and other GHGs may present an endangerment to public health and the environment and subsequently issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Shortly after President Trump took office in January 2025, the federal government embarked on a series of changes relating to climate policy and regulation. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. In July 2025, the EPA issued a proposed rule to rescind the 2009 GHG endangerment finding that provided a basis for GHG regulation under the CAA. In September 2025, the EPA proposed to rescind the GHG reporting program for sectors other than the oil and gas sector, while proposing to suspend GHG reporting requirements for the oil and gas sector until 2034. In February 2026, the EPA adopted a final rule repealing its prior endangerment finding, which opens the door for the EPA to repeal its GHG rules for the oil and gas sector.
The EPA has established methane standards for oil and gas sources under the CAA based on the now-repealed GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029. In 2025, however, the EPA extended certain compliance deadlines for both new and existing sources, and the 2026 endangerment finding repeal provides a basis for undoing the oil and gas methane standards, though the fact that the oil and gas standards address both methane and volatile organic compounds, which are regulated independently of EPA’s authority to regulate GHGs, may limit the impact of future changes to the methane standards that currently apply to oil and gas sources.
The Inflation Reduction Act of 2022 (“IRA”) included new CAA section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In March 2025, President Trump signed legislation repealing the EPA’s 2024 WEC rules under the Congressional Review Act. The repeal of the EPA’s WEC rules did not eliminate the statutory requirement to pay the WEC, but it eliminated the rules established by the EPA to determine the WEC due, the payment mechanism, and any payment deadlines. The U.S. Congress may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.
Meanwhile, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. In addition, Congress may consider adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on VOC Brazos’ business, capital expenditures, financial condition and results of operations.
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
In addition, future regulatory initiatives in the U.S. related to climate change disclosure or reporting could adversely affect the Trust. In 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. The SEC’s climate disclosure rule was challenged in court, and in March 2025 the SEC announced that it had voted to end its defense of the 2024 rule. The outcome of that litigation or separate rule changes made by the SEC may result in changes to climate-related disclosure requirements. Even in the absence of federal requirements, however, some states have adopted climate disclosure laws or rules that are not affected by the SEC’s review. Compliance with the federal or state disclosure rules may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of VOC Brazos or the Trust or both.
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
VOC Brazos and its VOC Operators rely on information technology (“IT”) systems and networks in connection with various business activities, including exploration, development and production activities. VOC Brazos and its VOC Operators rely on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of the systems and networks of VOC Brazos and its VOC Operators, the confidentiality, availability and integrity of their data and the physical security of employees and assets. This risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. Furthermore, geopolitical tensions or conflicts, such as the ongoing wars in Ukraine and in the Persian Gulf, may further heighten the risk of cybersecurity attacks.
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
Item 1B.   Unresolved Staff Comments.
None.
Item 1C.   Cybersecurity.
The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2025 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.
As part of its first line of defense, BNY Mellon maintains a dedicated Cybersecurity organization, led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. Cybersecurity’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. Cybersecurity monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, Cybersecurity maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon’s information security management system is certified to the ISO 27001 standard by an independent, accredited certification body, and BNY Mellon maintains this certification through periodic external audits and ongoing monitoring.
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
Cybersecurity is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for Cybersecurity and management designed to help identify, assess and manage cybersecurity risk.
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
At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning Cybersecurity and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board and the full Board of Directors. The Technology Oversight Committee is chaired by the Chief Information Officer and Global Head of Engineering (the “CIO”).
BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Enterprise Risk Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.

BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CIO joined BNY Mellon in 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s CISO joined BNY Mellon in 2025 and previously led the global assurance function for cybersecurity and technology controls at a global systemically important financial institution. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions. BNY Mellon believes that refreshing leadership in the CIO, CISO and Chief Technology Risk Officer roles brings new perspectives and specialized expertise to enhance cybersecurity practices, while continuity is safeguarded through disciplined succession and transition planning.
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
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust Units commenced trading on the New York Stock Exchange on May 10, 2011 under the symbol “VOC.” As of March 20, 2026, the 17,000,000 units outstanding were held by seven unitholders of record.
Distributions
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
Recent Sales of Unregistered Securities
There were no equity securities sold by the Trust during the year ended December 31, 2025 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Purchases of Equity Securities
There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2025.
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
The following is a summary of income from net profits interest received by the Trust for the years ended December 31, 2023, 2024 and 2025, consisting of the February, May, August and November distributions for each respective year.
	Year Ended December 31,
	2023	2024	2025
Sales volumes:
Oil (Bbl)	495,672(1)	456,682(2)	440,022(3)
Natural gas (Mcf)	297,928(1)	263,696(2)	237,471(3)

	Year Ended December 31,
	2023	2024	2025
Total (BOE)	545,327	500,631	479,601
Average sales prices:
Oil (per Bbl)	$75.33	$76.66	$65.44
Natural gas (per Mcf)	$4.68	$2.95	$3.22
Gross proceeds:
Oil sales	$37,338,475(1)	$35,010,647(2)	$28,794,695(3)
Natural gas sales	1,394,915(1)	777,977(2)	763,800(3)
Total gross proceeds	38,733,390	35,788,624	29,558,495
Costs:
Production and development costs:
Lease operating expenses	14,268,658	14,552,598	14,109,579
Production and property taxes	2,037,664	1,755,415	1,781,339
Development expenses	1,852,171	2,452,213	2,892,647
Total costs	18,158,493	18,760,226	18,783,565
Excess of revenues over direct operating expenses and lease equipment and development costs	20,574,897	17,028,398	10,774,930
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	16,459,918	13,622,718	8,619,944
Cash reserve	—	—	—
Income from net profits interest	$16,459,918	$13,622,718	$8,619,944

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

(3)
Oil and gas sales volumes and related revenues for the year ended December 31, 2025 (consisting of VOC Brazos’ February, May, August and November 2025 net profits interest distributions to the Trust) generally represent the production by VOC Brazos from September 2024 through August 2025.

Comparison of Results of the Trust for the Years Ended December 31, 2025 and 2024
The following represents a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2025 and 2024. Refer to “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025, for a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2024 and 2023.
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
Total oil and natural gas sales.   Oil and natural gas sales were $29,558,495 for the year ended December 31, 2025, a decrease of $6,230,129 or 17.4% from $35,788,624 for the year ended December 31,

2024. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to a decrease in oil and gas sales volumes compared to 2024 and a decrease in the market price for oil sales during 2025 compared to 2024. Oil sales volumes were 440,042 Bbls for the year ended December 31, 2025, a decrease of 16,660 Bbls or 3.6% from 456,682 Bbls for the year ended December 31, 2024, while natural gas sales volumes were 237,471 Mcf, a decrease of 26,225 Mcf or 9.9% from 263,696 Mcf for the year ended December 31, 2024. During the year ended December 31, 2025, the average price for oil decreased 14.6% to $65.44 per Bbl and the average price for natural gas increased 9.0% to $3.22 per Mcf.
Costs.   Lease operating expenses were $14,109,579 for the year ended December 31, 2025, a decrease of $443,019 or 3.0% from $14,552,598 for the year ended December 31, 2024. The decrease was primarily due to shutting in certain wells with higher service costs. Production and property taxes were $1,781,339 for the year ended December 31, 2025, an increase of $25,924 or 1.5% from $1,755,415 for the year ended December 31, 2024. The increase is primarily due to a decrease in production taxes of $49,836 or 6.1% as a result of lower sales volumes for oil and natural gas sales offset by an increase in property taxes of $75,760 or 8.1%.
Development expenses were $2,892,647 for the year ended December 31, 2025, an increase of $440,434 or 18.0% from $2,452,213 for the year ended December 31, 2024. Such increase was primarily due to increased development activity during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Excess of revenues over direct operating expenses and lease equipment and development costs.   The excess of revenues over direct operating expenses and lease equipment and development costs from the Underlying Properties was $10,774,930 for the year ended December 31, 2025, a decrease of $6,253,468 or 36.7% from $17,028,398 for the year ended December 31, 2024. The Trust’s 80% net profits interest of these totals was $8,619,944 and $13,622,718, respectively. During the years ended December 31, 2025 and 2024, VOC Brazos did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $8,619,944 and $13,622,718, respectively, for such years. These amounts were reduced by a Trustee holdback for current estimated expenses of $1,224,944 and $1,212,718 for the years ended December 31, 2025 and 2024, respectively. The Trustee paid general and administrative expenses of $942,982 for the year ended December 31, 2025, an increase of $45,640 from $897,342 for the year ended December 31, 2024. These factors resulted in distributable income for the year ended December 31, 2025 of $7,395,000, a decrease of $5,015,000 from $12,410,000 for the year ended December 31, 2024.
Liquidity and Capital Resources
Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of December 31, 2025, the Trustee held $2,026,639 as cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus, which includes the $1.175 million cash reserve described below, as such a reserve. The Trust paid, out of the first cash payment received by the Trust, the Trustee’s and Delaware Trustee’s legal expenses incurred in forming the Trust, in connection with the initial public offering (that were not otherwise paid by VOC Brazos) and related matters, as well as the Delaware Trustee’s acceptance fee in the amount of $5,000.
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
The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as lender provided the terms of the loan are fair to the Trust unitholders. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make no other short-term investments with the funds distributed to the Trust. The Trustee has no current plans to authorize the Trust to borrow money. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the year ended December 31, 2025, the Trust made no borrowings.
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
The Trust pays the Trustee an administrative fee of $150,000 per year. The Trust paid an annual fee to the Delaware Trustee of $2,510 per year. The Trust also incurs, either directly or as a reimbursement to the Trustee, legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the Trust before distributions are made to Trust unitholders, including the administrative services fee payable quarterly to VOC Brazos pursuant to an administrative services agreement. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.
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
Planned Development and Workover Program
The primary goals of VOC Brazos’ development and workover program have been to develop proved undeveloped reserves, manage workovers and minimize the natural decline in production in areas in which it operates. However, VOC Brazos is not obligated to undertake any development activities, so any drilling and completing activities will be subject to the reasonable discretion of VOC Brazos. No assurance can be given, however, that any development well will produce in commercially paying quantities or that the characteristics of any development well will match the characteristics of VOC Brazos’ existing wells or VOC Brazos’ historical drilling success rate. With respect to the Underlying Properties, VOC Brazos expects, but is not obligated, to implement the following development strategies specific to each of its primary operating areas:
•
Kansas.   VOC Brazos’ historical development and workover program for the Kansas Underlying Properties has included recompleting certain existing wells, drilling infill development wells, conducting 3-D seismic surveys, completing workovers and applying new production technologies. VOC Brazos expects to incur future development expenditures for these properties through December 31, 2026 of approximately $1.6 million, of which VOC Brazos contemplates spending approximately $1.4 million to drill and complete four vertical wells. The remaining approximately $0.2 million is expected to be used for recompletions and workovers of three wells.

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
•
In 2018, VOC Brazos entered into a new joint venture agreement with Hawkwood Energy East Texas, LLC (“Hawkwood”). Under the terms of the new joint venture agreement, Hawkwood carried VOC Brazos for its share of drilling and completion costs for four LWOS wells (the “Hawkwood Earning Wells”). In exchange, Hawkwood earned a working interest representing 50% of VOC Brazos’ interest in each Hawkwood Earning Well and up to a 50% interest in VOC Brazos’ acreage in the south half of the Kurten Woodbine Unit. After the Hawkwood Earning Wells were completed, Hawkwood has no contractual limitation of the number of wells per year to propose and drill after 2020 (collectively, the “Hawkwood Development Wells”). No new Hawkwood Development Wells were drilled in 2023, 2024 or 2025.

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

•
VOC Brazos expects to incur future development expenditures for the Texas Underlying Properties through December 31, 2032 of approximately $34.5 million to drill and complete eight non-joint venture agreement wells, all within the Woodbine Interval of the Kurten Woodbine Unit. Additionally, VOC Brazos expects to incur approximately $0.6 million to convert 12 horizontal wells from gas lift to rod pump. The Trust will indirectly bear an 80% share of these development expenditures as described below.

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

Item 8.   Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of VOC Energy Trust
and The Bank of New York Mellon Trust Company, N.A., as Trustee
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of VOC Energy Trust (the “Trust”) as of December 31, 2025 and 2024, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2025, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
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
Oklahoma City, Oklahoma
March 24, 2026

VOC ENERGY TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2024	2025
ASSETS
Cash and cash equivalents	$1,744,677	$2,026,639
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(130,464,406)	(132,218,252)
Total assets	$11,871,877	$10,399,993
TRUST CORPUS
Trust corpus, 17,000,000 Trust Units issued and outstanding at December 31, 2024 and 2025, respectively	$11,871,877	$10,399,993
STATEMENTS OF DISTRIBUTABLE INCOME
	Year Ended December 31,
	2023	2024	2025
Income from net profits interest	$16,459,918	$13,622,718	$8,619,944
Cash on hand withheld for Trust expenses	(180,424)	(315,376)	(281,962)
General and administrative expenses(1)	(1,064,494)	(897,342)	(942,982)
Distributable income	$15,215,000	$12,410,000	$7,395,000
Distributions per Trust Unit (17,000,000 Trust Units issued and outstanding at December 31, 2023, 2024 and 2025, respectively)	$0.895	$0.730	$0.435

(1)
Includes $118,902, $123,659 and $128,607 paid to VOC Brazos and $150,000, $150,000 and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2023, 2024 and 2025, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year Ended December 31,
	2023	2024	2025
Trust corpus, beginning of year	$15,048,316	$13,372,565	$11,871,877
Income from net profits interest	16,459,918	13,622,718	8,619,944
Cash distributions	(15,215,000)	(12,410,000)	(7,395,000)
Trust expenses	(1,064,494)	(897,342)	(942,982)
Amortization of net profits interest	(1,856,175)	(1,816,064)	(1,753,846)
Trust corpus, end of year	$13,372,565	$11,871,877	$10,399,993

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
As of December 31, 2025, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 9.6 MMBoe of production from the Underlying Properties (which is the equivalent of 7.7 MMBoe (unaudited) in respect of the net profits interest).
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
The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the Conveyance, and was calculated as follows:
Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property value to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

NOTE D — INCOME FROM NET PROFITS INTEREST
	Year Ended December 31,
	2023	2024	2025
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$20,574,897	$17,028,398	$10,774,930
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	16,459,918	13,622,718	8,619,944
Cash reserve(2)	—	—	—
Income from net profits interest	$16,459,918(3)	$13,622,718(4)	$8,619,944(5)

(1)
Pursuant to the terms of the Conveyance, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the Conveyance, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at each of December 31, 2023, 2024 and 2025.

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

(5)
The income from the net profits interest for the year ended December 31, 2025 (consisting of VOC Brazos’ February, May, August and November 2025 net profits interest distributions to the Trust) generally represents the production by VOC Brazos from September 2024 through August 2025.

For the years ended December 31, 2023, 2024 and 2025, MV Purchasing, LLC (“MV Purchasing”), an affiliate of VOC Brazos, purchased 35%, 35% and 37%, respectively, of the production sold from the Underlying Properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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
Date paid	Period covered	Distribution per unit	Available distribution before reserve change	Reserve released (established) to (from) distribution(1)	Total distribution
February 14, 2023	October 1, 2022 through December 31, 2022	$0.230	$3.910 million	$0	$3.910 million
May 12, 2023	January 1, 2023 through March 31, 2023	$0.230	$3.910 million	$0	$3.910 million
August 14, 2023	April 1, 2023 through June 30, 2023	$0.210	$3.570 million	$0	$3.570 million
November 14, 2023	July 1, 2023 through September 30, 2023	$0.225	$3.825 million	$0	$3.825 million
February 14, 2024	October 1, 2023 through December 31, 2023	$0.190	$3.230 million	$0	$3.230 million
May 15, 2024	January 1, 2024 through March 31, 2024	$0.180	$3.060 million	$0	$3.060 million
August 14, 2024	April 1, 2024 through June 30, 2024	$0.180	$3.060 million	$0	$3.060 million
November 14, 2024	July 1, 2024 through September 30, 2024	$0.180	$3.060 million	$0	$3.060 million
February 13, 2025	October 1, 2024 through December 31, 2024	$0.085	$1.445 million	$0	$1.445 million
May 15, 2025	January 1, 2025 through March 31, 2025	$0.130	$2.210 million	$0	$2.210 million
August 14, 2025	April 1, 2025 through June 30, 2025	$0.110	$1.870 million	$0	$1.870 million
November 14, 2025	July 1, 2025 through September 30, 2025	$0.110	$1.870 million	$0	$1.870 million

(1)
Pursuant to the terms of the Conveyance, VOC Brazos can reserve up to $1,000,000 for future development, maintenance or operating expenditures at any time.

NOTE G — RELATED PARTY TRANSACTIONS
Trustee Administrative Fee.   Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee and paid $2,510 to the Delaware Trustee for 2023, 2024 and 2025, respectively.
Agreement with VOC Brazos.   In May 2011, the Trustee, not in its individual capacity but solely as Trustee of the Trust, entered into an administrative services agreement with VOC Brazos whereby, in connection with the conveyance of the net profits interest to the Trust, VOC Brazos agreed to provide the Trust with accounting, bookkeeping and informational services relating to the net profits interest in exchange for an administrative services fee that will be paid to VOC Brazos on a quarterly basis, The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the net profits interest has been terminated or is no longer held by the Trust and (iii) a date mutually agreed to by VOC Brazos and the Trustee. The quarterly fee increases by 4% each year. For 2023, 2024 and 2025, $118,902, $123,659 and $128,607, respectively, was paid to VOC Brazos as administrative fees.
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
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2023, 2024 and 2025, the Trust did not borrow any money. Any advances will be shown as additions to Trust Corpus when the borrowing is made, and any repayments will be shown as reductions to Trust Corpus when the borrowing is repaid. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter and built a $1.175 million cash reserve for the payment of future known, anticipated, or contingent expenses or liabilities of the Trust. This amount is in addition to the letter of credit in the amount of $1.7 million discussed above. The Trustee may increase or decrease this reserve amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders. The interest earned on this cash reserve is used to reduce the reported general and administrative expense each quarter on the statements of distributable income. This cash reserve is included in cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus.
NOTE I — OTHER EVENTS
Subsequent event
On January 17, 2026, the Trust announced a Trust distribution to Trust unitholders of record on January 30, 2026 of $1,530,000, or $0.090 per unit, which was paid on February 13, 2026. Such distribution consisted of the net proceeds of production collected by VOC Brazos from October 1, 2025 through December 31, 2025.

NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2023, 2024 and 2025 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2023, 2024 and 2025 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the manager of VOC Brazos who operates the Underlying Properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
Proved reserves
Balance at December 31, 2022	2,824,491	1,985,722	3,155,444
Revisions of previous estimates	(158,724)	(410,161)	(227,084)
Production	(386,949)	(219,530)	(423,537)
Balance at December 31, 2023	2,278,818	1,356,031	2,504,823
Revisions of previous estimates	(45,938)	41,186	(39,074)
Production	(355,664)	(208,689)	(390,446)
Balance at December 31, 2024	1,877,216	1,188,528	2,075,303
Revisions of previous estimates	36,896	(1,925)	36,575
Production	(351,484)	(181,094)	(381,666)
Balance at December 31, 2025	1,562,628	1,005,509	1,730,212
Proved developed reserves
December 31, 2022	2,226,219	1,711,724	2,511,506
December 31, 2023	1,859,926	1,153,974	2,052,255
December 31, 2024	1,524,133	1,020,585	1,694,231
December 31, 2025	1,202,476	837,566	1,342,069
Proved undeveloped reserves
December 31, 2022	598,272	273,998	643,938
Additional proved undeveloped reserves added	110,695	47,904	118,679
Revisions of previous estimates	(290,075)	(119,845)	(310,047)
December 31, 2023	418,892	202,057	452,570
Additional proved undeveloped reserves added	157,199	83,252	171,074
Revisions of previous estimates	(223,008)	(117,366)	(242,570)
December 31, 2024	353,083	167,943	381,074
Additional proved undeveloped reserves added	11,682	0	11,682
Revisions of previous estimates	(4,613)	0	(4,613)
December 31, 2025	360,152	167,943	388,143
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
The Trust recognized net decreases in reserves for its share of VOC Brazos’ total during 2025 associated with the production of properties of 381,666 Boe. This decrease was partially offset by revisions to development plans and an increase of reserves of 8,836 Boe.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil and natural gas are computed using the average, first-day-of-the-month price during the 12-month period for 2023, 2024 and 2025.
	2023	2024	2025
Future cash inflows	$175,123,174	$139,048,563	$101,295,200
Future costs
Production	(76,651,487)	(64,104,176)	(54,226,563)
Development	(29,432,877)	(28,967,821)	(29,357,357)
Future net cash flows	69,038,810	45,976,566	17,711,280
Less 10% discount factor	(18,870,992)	(11,196,048)	(5,199,042)
Standardized measure of discounted future net cash flows	$50,167,818	$34,780,518	$12,512,238
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2023	2024	2025
Standardized measure at beginning of year	$98,381,229	$50,167,818	$34,780,518
Net proceeds to the Trust	(16,459,918)	(13,622,718)	(8,619,944)
Net changes in price and production costs	(44,045,655)	(5,726,482)	(12,443,243)
Changes in estimated future development costs	5,061,640	43,263	(3,050,674)
Development costs incurred during the year	57,549	—	—
Revisions of quantity estimates	(4,152,012)	(1,572,839)	826,855
Accretion of discount	9,838,123	5,016,782	3,478,052
Changes in production rates, timing and other	1,486,862	474,694	(2,459,326)
Standardized measure at end of year	$50,167,818	$34,780,518	$12,512,238
The average, first-day-of-the-month price during the 12-month period for 2023, 2024 and 2025 used in determining future net revenues related to the standardized measure calculation are as follows:
	2023	2024	2025
Oil (per Bbl)	$75.24	$72.58	$62.91
Gas (per Mcf)	$1.76	$1.17	$2.40
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
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2025, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.
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
As of December 31, 2025, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2025, based on those criteria.
Item 9B.   Other Information.
Rule 10b5-1 Trading Plans.   During the three months ended December 31, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.
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
Item 11.   Executive Compensation.
During the years ended December 31, 2023, 2024 and 2025, the Trustee received compensation from the Trust in the amount of $150,000 for each year. The Trust does not have any executive officers. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)   Securities Authorized for Issuance Under Equity Compensation Plans.
The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
(b)   Security Ownership of Certain Beneficial Owners.
The following table sets forth certain information regarding the beneficial ownership of the Trust Units as of March 24, 2026 by each person who, to the Trust’s knowledge, beneficially owns more than 5% of the outstanding Trust Units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
VOC Partners, LLC(2)	4,252,250	25.0%
Robert J. Raymond(3)	1,856,962	10.9%

(1)
Based on 17,000,000 Trust Units outstanding as of March 24, 2026.

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

(c)   Security Ownership of Management.
Not applicable.
(d)   Changes in Control.
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
Administrative Services Agreement
The Trust has entered into an administrative services agreement with VOC Brazos that obligates the Trust, throughout the term of the Trust, to pay to VOC Brazos each quarter an administrative services fee for accounting, bookkeeping and informational services performed by VOC Brazos on behalf of the Trust relating to the net profits interest. The annual fee is payable in equal quarterly installments and increases by 4% each year. For 2023, 2024 and 2025, $118,902, $123,659 and $128,607, respectively, was paid to VOC Brazos as administrative fees. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and VOC Brazos.
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
Director Independence
The Trust does not have a board of directors.
Item 14.   Principal Accountant Fees and Services.
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Trust’s financial statements for 2024 and 2025 and fees billed for other services rendered by Grant Thornton LLP.
	2024	2025
Audit fees	$275,348	$289,426
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$275,348	$289,426
The Trust has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to fees paid to Grant Thornton LLP. Any pre-approval or approval of any services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

PART IV
Item 15.   Exhibit and Financial Statement Schedules
(a)(1)   Financial Statements
The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:
(a)(2)   Schedules
Financial statement schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
(a)(3)   Exhibits
The exhibits below are filed or furnished herewith or incorporated herein by reference.
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

10.1	—	Conveyance of Term Net Profits Interest and Assignment of Pre-Effective Time Payment, dated as of May 10, 2011, from VOC Brazos Energy Partners, L.P. and VOC Kansas Energy Partners, LLC, to The Bank of New York Mellon Trust Company, N.A. in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
10.2	—	Administrative Services Agreement, dated May 10, 2011, by and between VOC Brazos Energy Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., in its capacity as Trustee of VOC Energy Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on May 10, 2011 (File No. 001-35160))
31.1*	—	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit Number		Description
32.1*	—	Certification furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	—	VOC Energy Trust Clawback Policy. (Incorporated herein by reference to Exhibit 97.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 1-35160))
99.1*	—	Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

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
March 24, 2026
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