Form 10-Q
period 2026-06-30
VOC Energy Trust
filed 2026-08-10
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOC ENERGY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income from net profits interest	$1,700,695	$2,484,950	$3,286,819	$4,383,770
Cash on hand used (withheld) for Trust expenses	242,266	(61,059)	497,792	(102,358)
General and administrative expenses (1)	(327, 961)	(213,891)	(639,611)	(626,412)
Distributable income	$1,615,000	$2,210,000	$3,145,000	$3,655,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at June 30, 2026 and 2025)	$0.095	$0.13	$0.185	$0.215

(1)	Includes $67,526 and $32,464 paid to VOC Brazos Energy Partners, LP (“VOC Brazos”) during the three months ended June 30, 2026 and 2025, respectively, and $99,990 and $63,679 during the six months ended June 30, 2026 and 2025, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended June 30, 2026 and 2025 and $75,000 during each of the six-month periods ended June 30, 2026 and 2025.

STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,528,847	$2,026,639
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(133,050,882)	(132,218,252)
Total assets	$9,069,571	$10,399,993

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at June 30, 2026 and December 31, 2025	$9,069,571	$10,399,993

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Trust corpus, beginning of period	$9,719,075	$11,471,407	$10,399,993	$11,871,877
Income from net profits interest	1,700,695	2,484,950	3,286,819	4,383,770
Cash distributions	(1,615,000)	(2,210,000)	(3,145,000)	(3,655,000)
Trust expenses	(327,961)	(213,891)	(639,611)	(626,412)
Amortization of net profits interest	(407,238)	(438,973)	(832,630)	(880,742)
Trust corpus, end of period	$9,069,571	$11,093,493	$9,069,571	$11,093,493

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

As of June 30, 2026, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 9.9 MMBoe of production from the underlying properties (which is the equivalent of 7.9 MMBoe (unaudited) in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2026 and for the three- and six-month periods ended June 30, 2026 and 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended June 30, 2026 or 2025.

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

No new accounting pronouncements were adopted or issued during the quarter ended June 30, 2026 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$2,125,869	$3,106,187	$4,108,524	$5,479,712
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	1,700,695	2,484,950	3,286,819	4,383,770
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	—	—	—
Income from net profits interest(3)	$1,700,695	$2,484,950	$3,286,819	$4,383,770

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the December through February production periods for the three months ended June 30 and during each of the September through February production periods for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026 and 2025, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at June 30, 2026 and 2025.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended June 30, 2026 substantially represents production by VOC Brazos from December 2025 through February 2026, and the cash received by the Trust during the three months ended June 30, 2025 substantially represents production by VOC Brazos from December 2024 through February 2025. The cash received by the Trust during the six months ended June 30, 2026 substantially represents production by VOC Brazos from September 2025 through February 2026, and the cash received by the Trust during the six months ended June 30, 2025 substantially represents production by VOC Brazos from September 2024 through February 2025.

For the three and six months ended June 30, 2026 and 2025, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

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

The second quarterly distribution during 2026 was $1,615,000, or $0.095 per Trust Unit, and was made on May 15, 2026 to Trust unitholders owning Trust Units as of April 30, 2026. Such distribution included the net proceeds of production collected by VOC Brazos from January 1, 2026 through March 31, 2026.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2026 and 2025, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On July 20, 2026, the Trust announced a Trust distribution of net profits for the quarterly payment period ended June 30, 2026. Unitholders of record on July 30, 2026 will receive a distribution amounting to $4,760,000, or $0.28 per Trust Unit, which will be paid on August 14, 2026.

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

Results of Operations

Results of Operations for the Quarters Ended June 30, 2026 and 2025

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2026 and 2025 consisting of the April distribution for each respective year:

	Three months ended June 30,
	2026	2025
Sales volumes:
Oil (Bbl)	103,524	109,667
Natural gas (Mcf)	56,696	58,971
Total (BOE)	112,973	119,496
Average sales prices:
Oil (per Bbl)	$57.95	$69.32
Natural gas (per Mcf)	$3.73	$3.57
Gross proceeds:
Oil sales	$5,999,343	$7,601,741
Natural gas sales	211,425	210,767
Total gross proceeds	6,210,768	7,812,508
Costs:
Production and development costs:
Lease operating expenses	3,190,384	3,687,150
Production and property taxes	357,191	205,576
Development expenses	537,324	813,595
Total costs	4,084,899	4,706,321

Excess of revenues over direct operating expenses and lease equipment and development costs	2,125,869	3,106,187
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	1,700,695	2,484,950
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$1,700,695	$2,484,950

The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2026 substantially represents the production by VOC Brazos from December 2025 through February 2026. The cash received by the Trust from VOC Brazos during the quarter ended June 30, 2025 substantially represents the production by VOC Brazos from December 2024 through February 2025. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $6,210,768 for the three months ended June 30, 2026, a decrease of $1,601,740 or 20.5% from $7,812,508 for the three months ended June 30, 2025. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to decreases in market prices for oil and in oil and natural gas sales volumes, offset slightly by an increase in market prices for natural gas, during the second quarter of 2026. During the three months ended June 30, 2026, the average price for oil decreased 16.4% to $57.95 per Bbl and the average price for natural gas increased 4.5% to $3.73 per Mcf. Oil sales volumes were 103,524 Bbls for the three months ended June 30, 2026, a decrease of 6,143 Bbls or 5.6% from 109,667 Bbls for the three months ended June 30, 2025, while natural gas sales volumes were 56,696 Mcf, a decrease of 2,275 Mcf or 3.9% from 58,971 Mcf for the same period in 2025.

Costs. Lease operating expenses were $3,190,384 for the three months ended June 30, 2026, a decrease of $496,766 or 13.5% from $3,687,150 for the three months ended June 30, 2025. Production and property taxes were $357,191 for the three months ended June 30, 2026, an increase of $151,615 or 73.8% from $205,576 for the same period in 2025. This increase is the result of a $50,026 decrease in production taxes, primarily due to lower sales prices, and a $201,641 increase in property taxes. Development expenses were $537,324 for the three months ended June 30, 2026, a decrease of $276,271 or 34.0% from $813,595 for the same period in 2025. This decrease was primarily due to reduced workovers during the three months ended June 30, 2026.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $2,125,869 for the three months ended June 30, 2026, a decrease of $980,318 or 31.6% from $3,106,187 for the three months ended June 30, 2025. The Trust’s 80% net profits interest of these totals was $1,700,695 and $2,484,950 for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $1,700,695 and $2,484,950 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $85,695 and $274,950 for the three months ended June 30, 2026 and 2025, respectively. The Trustee paid general and administrative expenses of $327,961 for the three months ended June 30, 2026, an increase of $114,070 from $213,891 for the three months ended June 30, 2025. These factors resulted in distributable income of $1,615,000 for the three months ended June 30, 2026, a decrease of $595,000 or 26.9% from $2,210,000 for the three months ended June 30, 2025.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2026 and 2025 consisting of the January and April distributions for each respective year:

	Six months ended June 30,
	2026	2025
Sales volumes:
Oil (Bbl)	211,556	218,825
Natural gas (Mcf)	116,562	125,569
Total (BOE)	230,983	239,753
Average sales prices:
Oil (per Bbl)	$58.23	$68.51
Natural gas (per Mcf)	$3.33	$3.04
Gross proceeds:
Oil sales	$12,318,525	$14,992,450
Natural gas sales	388,315	381,676
Total gross proceeds	12,706,840	15,374,126
Costs:
Production and development costs:
Lease operating expenses	6,588,088	7,118,351
Production and property taxes	785,393	1,047,925
Development expenses	1,224,835	1,728,138
Total costs	8,598,316	9,894,414

Excess of revenues over direct operating expenses and lease equipment and development costs	4,108,524	5,479,712
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,286,819	4,383,770
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$3,286,819	$4,383,770

The cash received by the Trust from VOC Brazos during the six months ended June 30, 2026 substantially represents the production by VOC Brazos from September 2025 through February 2026. The cash received by the Trust from VOC Brazos during the six months ended June 30, 2025 substantially represents the production by VOC Brazos from September 2024 through February 2025. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $12,706,840 for the six months ended June 30, 2026, a decrease of $2,667,286 or 17.3% from $15,374,126 for the six months ended June 30, 2025. Revenues are a function of oil and natural gas sales prices and volumes sold. The decrease in gross proceeds was due to decreases in market prices for oil and natural gas and in oil and natural gas sales volumes during the six months ended June 30, 2026. During the six months ended June 30, 2026, the average price for oil decreased 15.0% to $58.23 per Bbl and the average price for natural gas increased 9.5% to $3.33 per Mcf. During the six months ended June 30, 2026, oil sales volumes were 211,556 Bbls, a decrease of 7,269 Bbls or 3.3% from 218,825 Bbls for the six months ended June 30, 2025, while natural gas sales volumes were 116,562 Mcf, a decrease of 9,007 Mcf or 7.2% from 125,569 Mcf for the same period in 2025.

Costs. Lease operating expenses were $6,588,088 for the six months ended June 30, 2026, a decrease of $530,263 or 7.4% from $7,118,351 for the six months ended June 30, 2025. Production and property taxes were $785,393 for the six months ended June 30, 2026, a decrease of $262,532 or 25.1% from $1,047,925 for the six months ended June 30, 2025. This decrease is the result of a $76,296 decrease in production taxes and a $186,236 decrease in property taxes, primarily due to lower values of properties based on reduced sales prices for oil and natural gas. Development expenses were $1,224,835 for the six months ended June 30, 2026, a decrease of $503,303 or 29.1% from $1,728,138 for the same period in 2025. This decrease was primarily due to reduced workovers during the six months ended June 30, 2026.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $4,108,524 for the six months ended June 30, 2026, a decrease of $1,371,188 or 25.0% from $5,479,712 for the six months ended June 30, 2025. The Trust’s 80% net profits interest of these totals was $3,286,819 and $4,383,770 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $3,286,819 and $4,383,770 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $141,819 and $728,770 for the six months ended June 30, 2026 and 2025, respectively. The Trustee paid general and administrative expenses of $639,611 for the six months ended June 30, 2026, an increase of $13,199 from $626,412 for the six months ended June 30, 2025. These factors resulted in distributable income of $3,145,000 for the six months ended June 30, 2026, a decrease of $510,000 or 14.0% from $3,655,000 for the six months ended June 30, 2025.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of June 30, 2026, the Trustee held $1,528,847 as cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus, which includes the $1.175 million cash reserve described below, as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2026 and 2025, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. VOC Brazos may establish a cash reserve of up to $1,000,000 in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 on June 30, 2026 and 2025.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2026, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended June 30, 2026, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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
Date: August 10, 2026

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

