Form 10-Q
period 2026-09-30
VOC Energy Trust
filed 2026-11-10
CIK 1505413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2026

or

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
811 Main Street, Floor 15
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

As of November 10, 2026, 17,000,000 Units of Beneficial Interest in VOC Energy Trust were outstanding.

PART I—FINANCIAL INFORMATION

 Item 1. Financial Statements.

VOC ENERGY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income from net profits interest	$4,894,357	$2,157,519	$8,181,176	$6,541,289
Cash on hand used (withheld) for Trust expenses	164	(131,327)	497,956	(233,685)
General and administrative expenses (1)	(134,521)	(156,192)	(774,132)	(782,604)
Distributable income	$4,760,000	$1,870,000	$7,905,000	$5,525,000
Distributions per Trust unit (17,000,000 Trust units issued and outstanding at September 30, 2026 and 2025)	$0.28	$0.11	$0.465	$0.325

(1)	Includes $0 and $32,464 paid to VOC Brazos Energy Partners, L.P. during the three months ended September 30, 2026 and 2025, respectively, and $99,990 and $96,143 during the nine months ended September 30, 2026 and 2025, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2026 and 2025 and $112,500 during each of the nine months ended September 30, 2026 and 2025.

STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,528,683	$2,026,639
Investment in net profits interest	140,591,606	140,591,606
Accumulated amortization and impairment	(133,475,892)	(132,218,252)
Total assets	$8,644,397	$10,399,993

TRUST CORPUS
Trust corpus, 17,000,000 Trust units issued and outstanding at September 30, 2026 and December 31, 2025	$8,644,397	$10,399,993

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Trust corpus, beginning of period	$9,069,571	$11,093,493	$10,399,993	$11,871,877
Income from net profits interest	4,894,357	2,157,519	8,181,176	6,541,289
Cash distributions	(4,760,000)	(1,870,000)	(7,905,000)	(5,525,000)
Trust expenses	(134,521)	(156,192)	(774,132)	(782,604)
Amortization of net profits interest	(425,010)	(454,704)	(1,257,640)	(1,335,446)
Trust corpus, end of period	$8,644,397	$10,770,116	$8,644,397	$10,770,116

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

As of September 30, 2026, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to VOC Brazos’ interest from the sale of 10.0 MMBoe of production from the underlying properties (which is the equivalent of 8.0 MMBoe (unaudited) in respect of the net profits interest).

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

Note 2. Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2026 and for the three- and nine-month periods ended September 30, 2026 and 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.

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

Investment in the net profits interest was recorded initially at the historical cost of VOC Brazos and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceeds undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties. There was no impairment of the investment in the net profits interest during the quarters ended September 30, 2026 or 2025.

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

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2026 that would impact the financial statements of the Trust.

Note 4. Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of VOC Brazos on May 10, 2011, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$197,270,173
Accumulated depreciation and depletion	(17,681,155)
Hedge liability	(1,717,713)
20-year asset retirement liability	(2,131,797)
Net property to be conveyed	175,739,508
Times 80% net profits interest to Trust	$140,591,606

Note 5. Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$6,117,947	$2,696,899	$10,226,471	$8,176,611
Times 80% net profits interest to Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	4,894,357	2,157,519	8,181,176	6,541,289
VOC Brazos reserve for future development, maintenance or operating expenditures(2)	—	—	—	—
Income from net profits interest(3)	$4,894,357	$2,157,519	$8,181,176	$6,541,289

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by VOC Brazos during each of the March through May production periods for the three months ended September 30 and during each of the September through May production periods for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, VOC Brazos can reserve up to $1.0 million for future development, maintenance or operating expenditures at any time. During the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2026 and 2025, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the reserve. The reserve balance was $1.0 million at September 30, 2026 and 2025.

(3)	The income from net profits interest is based upon the cash receipts from VOC Brazos for the oil and gas production. The revenues from oil production are typically received by VOC Brazos one month after production; thus, the cash received by the Trust during the three months ended September 30, 2026 substantially represents production by VOC Brazos from March 2026 through May 2026, and the cash received by the Trust during the three months ended September 30, 2025 substantially represents production by VOC Brazos from March 2025 through May 2025. The cash received by the Trust during the nine months ended September 30, 2026 substantially represents production by VOC Brazos from September 2025 through May 2026, and the cash received by the Trust during the nine months ended September 30, 2025 substantially represents production by VOC Brazos from September 2024 through May 2025.

For the three and nine months ended September 30, 2026 and 2025, MV Purchasing, LLC, an affiliate of VOC Brazos, purchased a significant portion of the production of the underlying properties. Sales to MV Purchasing LLC, are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The third quarterly distribution during 2026 was $4,760,000, or $0.28 per Trust Unit, and was made on August 14, 2026 to Trust unitholders owning Trust Units as of July 30, 2026. Such distribution included the net proceeds of production collected by VOC Brazos from April 1, 2026 through June 30, 2026.

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

Note 8. Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2026 and 2025, there were no borrowings or amounts owed for money borrowed in previous quarters. Under the terms of the Trust Agreement, VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9. Subsequent Events

On October 20, 2026, the Trust announced a Trust distribution of net profits for the quarterly payment period ended September 30, 2026. Unitholders of record on October 30, 2026 will receive a distribution amounting to $3,230,000, or $0.19 per Trust Unit, which will be paid on November 13, 2026.

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

Results of Operations

Results of Operations for the Quarters Ended September 30, 2026 and 2025

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2026 and 2025 consisting of the July distribution for each respective year:

	Three months ended September 30,
	2026	2025
Sales volumes:
Oil (Bbl)	107,234	115,025
Natural gas (Mcf)	64,022	52,514
Total (BOE)	117,904	123,777
Average sales prices:
Oil (per Bbl)	$94.81	$61.11
Natural gas (per Mcf)	$4.44	$3.72
Gross proceeds:
Oil sales	$10,166,938	$7,029,457
Natural gas sales	284,505	195,603
Total gross proceeds	10,451,443	7,225,060
Costs:
Production and development costs:
Lease operating expenses	3,291,240	3,510,384
Production and property taxes	525,488	564,734
Development expenses	516,768	453,043
Total costs	4,333,496	4,528,161

Excess of revenues over direct operating expenses and lease equipment and development costs	6,117,947	2,696,899
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	4,894,357	2,157,519
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$4,894,357	$2,157,519

The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2026 substantially represents the production by VOC Brazos from March 2026 through May 2026. The cash received by the Trust from VOC Brazos during the quarter ended September 30, 2025 substantially represents the production by VOC Brazos from March 2025 through May 2025. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $10,451,443 for the three months ended September 30, 2026, an increase of $3,226,383 or 44.7% from $7,225,060 for the three months ended September 30, 2025. Revenues are a function of oil and natural gas volumes sold and prices received. The increase in gross proceeds was due to increases in market prices for oil and natural gas during the third quarter of 2026. During the three months ended September 30, 2026, the average price for oil increased 55.1% to $94.81 per Bbl and the average price for natural gas increased 19.4% to $4.44 per Mcf. Oil sales volumes were 107,234 Bbls for the three months ended September 30, 2026, a decrease of 7,791 Bbls or 6.8% from 115,025 Bbls for the three months ended September 30, 2025, while natural gas sales volumes were 64,022 Mcf, an increase of 11,508 Mcf or 21.9% from 52,514 Mcf for the same period in 2025.

Costs. Lease operating expenses were $3,291,240 for the three months ended September 30, 2026, a decrease of $219,144 or 6.2% from $3,510,384 for the three months ended September 30, 2025. Production and property taxes were $525,488 for the three months ended September 30, 2026, a decrease of $39,246 or 6.9% from $564,734 for the same period in 2025. This decrease is the result of a decrease of $121,011 or 32.4% in property taxes due to reduced property values at year end, partially offset by an increase of $81,765 or 42.8% in production taxes due primarily to higher oil and natural gas sales. Development expenses were $516,768 for the three months ended September 30, 2026, an increase of $63,725 or 14.1% from $453,043 for the same period in 2025. This increase was primarily due to increased development activity during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $6,117,947 for the three months ended September 30, 2026, an increase of $3,421,048 or 126.9% from $2,696,899 for the three months ended September 30, 2025. The Trust’s 80% net profits interest of these totals was $4,894,357 and $2,157,519 for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $4,894,357 and $2,157,519 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $134,357 and $287,519 for the three months ended September 30, 2026 and 2025, respectively. The Trustee paid general and administrative expenses of $134,521 for the three months ended September 30, 2026, a decrease of $21,671 from $156,192 for the three months ended September 30, 2025. These factors resulted in distributable income of $4,760,000 for the three months ended September 30, 2026, an increase of $2,890,000 from $1,870,000 for the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2026 and 2025 consisting of the January, April and July distributions for each respective year:

	Nine months ended September 30,
	2026	2025
Sales volumes:
Oil (Bbl)	318,789	333,850
Natural gas (Mcf)	180,584	178,083
Total (BOE)	348,886	363,531
Average sales prices:
Oil (per Bbl)	$70.53	$65.96
Natural gas (per Mcf)	$3.73	$3.24
Gross proceeds:
Oil sales	$22,485,464	$22,021,907
Natural gas sales	672,819	577,279
Total gross proceeds	23,158,283	22,599,186
Costs:
Production and development costs:
Lease operating expenses	9,879,329	10,628,735
Production and property taxes	1,310,881	1,612,659
Development expenses	1,741,603	2,181,181
Total costs	12,931,813	14,422,575

Excess of revenues over direct operating expenses and lease equipment and development costs	10,226,471	8,176,611
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	8,181,176	6,541,289
VOC Brazos reserve for future development, maintenance or operating expenditures	—	—
Income from net profits interest	$8,181,176	$6,541,289

The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2026 substantially represents the production by VOC Brazos from September 2025 through May 2026. The cash received by the Trust from VOC Brazos during the nine months ended September 30, 2025 substantially represents the production by VOC Brazos from September 2024 through May 2025. The revenues from oil production are typically received by VOC Brazos one month after production.

Gross proceeds. Oil and natural gas sales were $23,158,283 for the nine months ended September 30, 2026, an increase of $559,097 or 2.5% from $22,599,186 for the nine months ended September 30, 2025. Revenues are a function of oil and natural gas volumes sold and prices received. The increase in gross proceeds was due to increases in the market prices for oil and natural gas, partially offset by a decrease in oil sales volumes, during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the average price for oil increased 6.9% to $70.53 per Bbl and the average price for natural gas increased 15.1% to $3.73 per Mcf. Oil sales volumes were 318,789 Bbls for the nine months ended September 30, 2026, a decrease of 15,061 Bbls or 4.5% from 333,850 Bbls for the nine months ended September 30, 2025, while natural gas sales volumes were 180,584 Mcf, an increase of 2,501 Mcf or 1.4% from 178,083 Mcf for the same period in 2025.

Costs. Lease operating expenses were $9,879,329 for the nine months ended September 30, 2026, a decrease of $749,406 or 7.1% from $10,628,735 for the nine months ended September 30, 2025. Production and property taxes were $1,310,881 for the nine months ended September 30, 2026, a decrease of $301,778 or 18.7% from $1,612,659 for the nine months ended September 30, 2025. This decrease is the result of a decrease of $307,207 or 30.0% in property taxes due to reduced property values at year end, partially offset by an increase of $5,429 or 0.9% in production taxes. Development expenses were $1,741,603 for the nine months ended September 30, 2026, a decrease of $439,578 or 20.2% from $2,181,181 for the same period in 2025. This decrease was primarily due to decreased development activity during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Excess of revenues over direct operating expenses and lease equipment and development costs. The excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $10,226,471 for the nine months ended September 30, 2026, an increase of $2,049,860 or 25.1% from $8,176,611 for the nine months ended September 30, 2025. The Trust’s 80% net profits interest of these totals was $8,181,176 and $6,541,289 for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, VOC Brazos did not withhold or release any dollar amounts due to the Trust from the previously established cash reserve for future development, maintenance or operating expenditures, which resulted in income from the net profits interest of $8,181,176 and $6,541,289 for such periods, respectively. These amounts were reduced by a Trustee holdback for current estimated Trust expenses of $276,176 and $1,016,289 for the nine months ended September 30, 2026 and 2025, respectively. The Trustee paid general and administrative expenses of $774,132 for the nine months ended September 30, 2026, a decrease of $8,472 from $782,604 for the nine months ended September 30, 2025. These factors resulted in distributable income of $7,905,000 for the nine months ended September 30, 2026 and $5,525,000 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to VOC Brazos pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash that the Trustee decides to reserve for future development, maintenance or operating expenses. As of September 30, 2026, the Trustee held $1,528,683 as cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus, which includes the $1.175 million cash reserve described below, as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2026 and 2025, there were no such borrowings. VOC Brazos has provided a letter of credit in the amount of $1.7 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

As substantially all of the underlying properties are located in mature fields, VOC Brazos does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. VOC Brazos may establish a cash reserve of up to $1,000,000 in the aggregate at any given time from the dollar amount otherwise distributable to the Trust to reduce the impact on distributions of uneven capital expenditure timing. The cash reserve balance was $1,000,000 at September 30, 2026 and 2025.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2026, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of VOC Brazos.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended September 30, 2026, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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
Date: November 10, 2026

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

